Form 10-Q
period 1998-03-31
DOSKOCIL MANUFACTURING CO INC
filed 1998-05-12
CIK 1046628

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:   March 31, 1998
                                                  --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______________  to ____________________


                         Commission File No. 333-37081

                      DOSKOCIL MANUFACTURING COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)

TEXAS                                                                 75-1281683
(State of Incorporation)                    (I.R.S. Employer Identification No.)

4209 Barnett
Arlington, Texas                                                           76017
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:               (817) 467-5116


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [_]       No [X]

The number of shares outstanding of the registrant's no par value Common Stock at May 8, 1998, was 3,103,144.

                      DOSKOCIL MANUFACTURING COMPANY, INC.
                      ------------------------------------

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
PART  I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets  March 31, 1998
  (unaudited) and June 30, 1997..........................................   3

Statements of Operations
  Three months and Nine months
  ended March 31, 1998 and 1997 (unaudited)..............................   4

Statement of Changes in Preferred Stock and
  Shareholders' Equity (Deficit).........................................   5

Statements of Cash Flows  Nine months
  ended March 31, 1998 and 1997 (unaudited)..............................   6

Notes to Consolidated Financial Statements...............................   7

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition....................  12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................  15

        (a)  Exhibits

             27 - Financial Data Schedule
SIGNATURES...............................................................  16

Part I  Financial Information

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                                                                      March 31,          June 30,
                                                                                         1998              1997
                                                                                  ----------------------------------
                                                                                     (Unaudited)
                                    Assets                                              (Dollars in thousands)
                                    ------
Current assets:
 Cash and cash equivalents.....................................................            $  2,958          $ 2,066
 Accounts receivable, net......................................................              21,338           14,585
 Inventories (Note 6)..........................................................              21,275           16,484
 Deferred income taxes.........................................................               2,517               --
 Other current assets..........................................................               1,275              223
                                                                                           --------          -------
    Total current assets.......................................................              49,363           33,358

Property, plant and equipment, net.............................................              50,055           16,904
Fixed assets held for sale.....................................................               3,500               --
Goodwill.......................................................................              49,787               --
Debt issuance costs............................................................               5,125               --
Deferred taxes.................................................................               1,658               --
Other assets...................................................................               1,444              417
                                                                                           --------          -------
    Total assets...............................................................            $160,932          $50,679
                                                                                           ========          =======

                    Liabilities and (Deficit) Equity
                    --------------------------------
Current liabilities:
 Accounts payable..............................................................            $  4,483          $ 3,235
 Accrued liabilities...........................................................               6,029            2,733
 Current portion of long-term debt.............................................               2,875            1,712
 Lines of credit...............................................................                  --            7,250
 Other current liabilities.....................................................               3,390                6
                                                                                           --------          -------
    Total current liabilities..................................................              16,777           14,936

Long-term debt.................................................................              79,437            6,590
Senior subordinated notes......................................................              85,000               --
Deferred taxes and other.......................................................                 500               63
                                                                                           --------          -------
    Total liabilities..........................................................             181,714           21,589
                                                                                           --------          -------

(Deficit) equity:
 Series C Preferred Stock, no par value: Authorized shares--15,000,000,
   issued and outstanding--9,161,567 at March 31, 1998.........................               9,161
 Common stock, no par value: Authorized shares--15,000,000, issued and outstanding--3,080,254 at March 31, 1998;
  Authorized shares--12,500,000, issued and outstanding--at June 30, 1997......              33,980               24
 (Deficit) retained earnings...................................................             (63,923)          25,258
                                                                                           --------          -------
    Total shareholder's (deficit) equity.......................................             (20,782)          25,282
 Partners' equity..............................................................                  --            3,808
                                                                                           --------          -------
    Total shareholder's (deficit) equity.......................................             (20,782)          29,090
                                                                                           --------          -------
    Total liabilities and shareholder's (deficit) equity.......................            $160,932          $50,679
                                                                                           ========          =======

                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                                          Three Months Ended           Nine Months Ended
                                                                               March 31,                   March 31,
                                                                       -------------------------   -------------------------
                                                                           1998          1997          1998          1997
                                                                       ------------   ----------   ------------   ----------
                                                                                            (Unaudited)
                                                                          (Dollars in thousands except per share amounts)

Net sales...........................................................       $34,775      $26,632       $114,281       $78,348
Cost of goods sold..................................................        25,004       18,921         75,899        54,899
                                                                           -------      -------       --------       -------
Gross profit........................................................         9,771        7,711         38,382        23,449

Selling, general and administrative expense.........................         8,374        5,368         22,882        15,842
Officer's bonus.....................................................            --           --             --         1,255
                                                                           -------      -------       --------       -------
Operating income....................................................         1,397        2,343         15,500         6,352
Other (income) expense:
  Interest expense, net (the nine months ended March 31, 1998,
        includes amortization of bridge financing costs of $2,514)..         4,112          300         13,242         1,330
  Other, net........................................................            (5)         (59)          (228)          423
                                                                           -------      -------       --------       -------
     Total other (income) expense...................................         4,107          241         13,014         1,753
                                                                           -------      -------       --------       -------
(Loss) income before income taxes...................................        (2,710)       2,102          2,486         4,599
Less provision for income taxes.....................................        (1,008)          --          2,586            --
                                                                           -------      -------       --------       -------
Net (loss) income...................................................        (1,702)       2,102           (100)        4,599

Preferred stock dividends...........................................           229           --            955            --
                                                                           -------      -------       --------       -------
Net (loss) income attributable to common shareholders...............       $(1,931)     $ 2,102       $ (1,055)      $ 4,599
                                                                           =======      =======       ========       =======
Net (loss) per common share (basic).................................       $ (0.63)                   $  (0.41)
                                                                           =======                    ========
Net (loss) per common share (diluted)...............................       $ (0.63)                   $  (0.41)
                                                                           -------                    ========
Weighted average common shares outstanding..........................         3,078                       2,555
                                                                           =======                    ========
Pro forma provision for income tax (Note 8).........................                        799                        1,748
                                                                                        -------                      -------
Pro forma net income................................................                    $ 1,303                      $ 2,851
                                                                                        =======                      =======
Pro forma net income per common share (basic and diluted)...........                    $  0.98                      $  2.14
                                                                                        =======                      =======
Pro forma weighted average common shares outstanding................                      1,331                        1,331
                                                                                        =======                      =======

                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

   STATEMENT OF CHANGES IN PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                     Preferred Stock   Preferred Stock   Preferred Stock
                                        Series A          Series B          Series C       Common Stock    Retained   Shareholders'
                                     ----------------  ----------------  ---------------   --------------- Earnings   Equity
                                     Shares   Amount   Shares    Amount   Shares   Amount  Shares   Amount (Deficit)  (Deficit)
                                     ------  --------  -------  --------  ------  -------  ------  ------- ---------  ------------
Balance June 30, 1997...............                                                        5,999  $    24 $ 25,258    $  25,282
Stock issued in exchange for the
 partnership interest of Spectrum
 Polymers...........................                                                          798    4,804                 4,804
Common and Series A preferred stock
 issued for cash....................  1,531  $ 23,000                                         227    3,400                26,400
Redemption of common stock..........                                                       (5,677)    (458) (87,377)     (87,835)
Recapitalization costs--investor
 direct acquisition costs...........                                                                         (1,392)      (1,392)
Stock issued in merger with Dogloo..                    10,224  $ 10,224  11,841  $11,841   1,400   21,210                43,275
Redemption of Series A preferred
 stock, common stock and payment
 of dividends on preferred stock....   (466)   (7,000)                                       (732) (11,000)    (469)     (18,469)
Conversion of Series A preferred
 stock to common stock.............. (1,065)  (16,000)                                      1,065   16,000
Redemption of Series B and Series C
 preferred stock....................                   (10,224)  (10,224) (2,680)  (2,680)                               (12,904)
Fair value of options assumed in
 connection with the merger.........                                                                            157          157
Net loss............................                                                                           (100)        (100)
                                     ------  --------  -------  --------  ------  -------  ------  ------- ---------  ------------
Balance at March 31, 1998...........     --        --       --        --   9,161  $ 9,161   3,080  $33,980 $(63,923)  $  (20,782)
                                     ======  ========  =======  ========  ======  =======  ======  ======= =========  ============

                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                            1998             1997
                                                                                       --------------   --------------
                                                                                                (Unaudited)
                                                                                           (Dollars in thousands)
Operating activities:
  Net (loss) income.................................................................       $    (100)        $  4,599
  Adjustments to reconcile net (loss) income to net cash from operating activities
   Depreciation and amortization....................................................           7,810            4,618
   Deferred income taxes from tax status change.....................................           1,670               --
   Other............................................................................            (225)              --
   Changes in:
    Receivables.....................................................................           1,243           (2,084)
    Inventories.....................................................................           3,791            4,247
    Other assets....................................................................             (23)              43
    Payables........................................................................          (4,255)           3,721
    Accrued and other liabilities...................................................          (1,215)          (1,048)
    All other non-current assets and liabilities....................................          (  428)              --
                                                                                           ---------         --------
   Net cash from operating activities...............................................           8,268           14,096

Investing activities:
  Repurchase of leased assets.......................................................         (18,724)              --
  Capital expenditures..............................................................          (6,409)          (1,919)
  Increase in other assets..........................................................              --             (107)
  Cash of acquired business.........................................................           1,335               --
  Disposal of assets................................................................           2,579            4,116
                                                                                           ---------         --------
   Net cash (used in) provided by investing activities..............................         (21,219)           2,090
                                                                                           ---------         --------

Financing activities:
  Proceeds from long-term debt......................................................         262,500               --
  Payments of long-term debt........................................................        (102,507)          (1,180)
  Payment of debt of acquired business..............................................         (34,584)              --
  Proceeds from revolving credit agreement..........................................           5,500               --
  Payments of revolving credit agreement............................................         (12,750)         (16,111)
  Proceeds from sale of common stock................................................           3,400               --
  Redemption of common stock........................................................         (11,000)              --
  Proceeds from sale of preferred stock.............................................          23,000               --
  Redemption of preferred stock and accumulated dividends...........................         (24,433)              --
  Cash paid to stockholders from recapitalization...................................         (87,922)              --
  Debt issuance costs...............................................................          (5,499)              --
  Recapitalization costs............................................................          (1,393)              --
  Cash dividends....................................................................            (469)            (100)
                                                                                           ---------         --------
   Net cash provided by (used in) financing activities..............................          13,843          (17,391)
                                                                                           ---------         --------
Net increase (decrease) in cash and cash equivalents................................             892           (1,205)
Cash and cash equivalents at beginning of year......................................           2,066            3,609
                                                                                           ---------         --------
Cash and cash equivalents at end of period..........................................       $   2,958         $  2,404
                                                                                           =========         ========

                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements. Included in the statements for the nine months ended March 31, 1998, are operations for Dogloo, Inc. since September 19, 1997, the date it merged with and into Doskocil Manufacturing Company, Inc. (the "Company"). The combined balance sheet at June 30, 1997, has been derived from the audited combined financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  The three month and the nine month periods ended March 31, 1997, and the balance sheet at June 30, 1997, represent combined results of the Company and Spectrum Polymers, Ltd. ("Spectrum"), as they were under common ownership.

  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its operating income during the first and second fiscal quarters. For further information, refer to the financial statements for the six month period ended December 31, 1997, and footnotes thereto included in the Company's Offer to Exchange dated February 23, 1998.

Note 2

  Effective July 1, 1997, the Company was recapitalized through the following transactions: (1) 100% of the Spectrum partnership interest was sold to a group of investors for $11.0 million; (2) after retirement of approximately $1.0 million of Spectrum debt by the investors, the partnership interests were exchanged for 798,612 shares of the Company's common stock; (3) the Company's Articles of Incorporation were amended to establish the Company as a C Corporation and authorized 15,000,000 shares of preferred stock and 15,000,000 shares of common stock, each with no par value per share; (4) certain investors purchased 199,654 shares of common stock for $3.0 million and 1,530,674 shares of Series A Preferred Stock for $23.0 million; (5) all outstanding balances under then existing lines of credit and long-term debt, along with related accrued interest and pre-payment penalties, were paid in full; and (6) the Company redeemed 5,666,145 shares of common stock from the majority stockholder for approximately $87.4 million. The acquisition of Spectrum has been accounted for as a combination of entities under common control and accordingly, the assets acquired were recorded at their historical cost.

Note 3

  On September 19, 1997, the Company consummated a merger with Dogloo, Inc. (the "Merger"), wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into the Company. The Company is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates (collectively "Westar"). Pursuant to the Merger Agreement, each issued and outstanding share of Dogloo Series A Preferred Stock was converted into one share of Doskocil Series B Preferred Stock and each issued and outstanding share of Dogloo Series B Preferred Stock was converted into one share of Doskocil Series C Preferred Stock. In connection with the Merger, except as described below, all of the outstanding options to purchase shares of Dogloo Common Stock were assumed by Doskocil and thereby became options to purchase shares of Doskocil Common

                      DOSKOCIL MANUFACTURING COMPANY, INC.

Stock, with adjustments to such options to reflect the ratio into which shares of Dogloo Common Stock were converted into shares of Doskocil Common Stock.

Note 4

  In connection with the Merger, Doskocil purchased an aggregate of 249,703 shares of Dogloo Common Stock for an aggregate price of approximately $436,980 from shareholders of Dogloo other than the Investor Group and Mr. Aurelio F. Barreto, III, the co-founder and former Chief Executive Officer of Dogloo. In addition, Doskocil cashed out for $0.41 per option 211,000 options held by Dogloo employees who did not continue with the Company after the Merger. All Dogloo employees who continued with the Company had their options assumed by the Company and therefore converted into options to purchase Doskocil Common Stock. Immediately prior to the Merger, Dogloo had 736,000 outstanding options to purchase shares of Dogloo Common Stock. Immediately after the closing of the Merger, 1,064,816 shares of Doskocil Series A Preferred Stock were converted into 1,064,816 shares of Doskocil Common Stock.

  Concurrent with the closing of the Merger, the Company used proceeds of a New Credit Facility (see Note 5) to redeem for $14.9 million (including dividends accrued through September 19, 1997) 598,959 shares of Doskocil Common Stock and 359,376 shares of Doskocil Series A Preferred Stock owned by Enterprise, and to redeem for $3.6 million, 133,102 shares of Doskocil Common Stock and 106,482 shares of Doskocil Series A Preferred Stock from various Enterprise entities.

  Immediately following the Merger, the Company also used proceeds from the Offering and the New Credit Facility to redeem the following additional shares of Doskocil Series B Preferred Stock and Doskocil Series C Preferred Stock (i) 6,890,000 shares of Doskocil Series B Preferred Stock held by Mr. Barreto for $8.4 million (including dividends accrued through September 19, 1997); (ii) 3,334,255 shares of Doskocil Series B Preferred Stock held by Darrell R. Paxman, co-founder of Dogloo, for $4.0 million (including dividends accrued through September 19, 1997); (iii) 538,433 shares of Doskocil Series C Preferred Stock held by Enterprise for $1,321,725 (including dividends accrued through September 19, 1997); and (iv) 2,141,260 shares of Doskocil Series C Preferred Stock held by Mr. Barreto for $2.6 million (including dividends accrued through September 19, 1997). Further, immediately following the Merger, the Company paid approximately $1.5 million of accrued dividends on the shares of Doskocil Series C Preferred Stock which remained outstanding.

  In connection with the conversion and redemption of shares of Doskocil Series A Preferred Stock, the Company borrowed $469,000 under the New Credit Facility to pay cumulative dividends on such shares of Doskocil Series A Preferred Stock as of the date of the Merger.

  The Merger has been accounted as a purchase transaction under generally accepted accounting principles, and, accordingly, the purchase price has been allocated on the basis of the estimated fair value of the assets acquired. This preliminary purchase price allocation resulted in goodwill of approximately $50.6 million which is being amortized on the straight line basis over 30 years. The pro forma financial results of operations below assume that the transaction was completed on July 1, 1996, and reflect the increased interest costs, preferred stock dividends and the amortization of the intangibles associated with the transaction and related income tax effect (dollars in thousands except per share amounts):

                                                                Three months ended         Nine months ended
                                                                     March 31,                 March 31,
                                                             -------------------------   ----------------------
                                                                1998          1997         1998         1997
                                                             -----------   -----------   ---------   ----------
  Net sales...............................................      $34,775       $36,821     $127,273     $125,224
  Operating income........................................        1,397         1,920       16,278       13,103
  Net (loss) income attributable to common stockholders...       (1,931)       (1,038)         748           75
  Earnings per share (basic and diluted)..................      $ (0.63)      $ (0.34)    $   0.24     $   0.02

                      DOSKOCIL MANUFACTURING COMPANY, INC.

  Concurrent with the consummation of the Merger, the Company issued 10-1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "New Notes") pursuant to the Offer to Exchange dated February 23, 1998. The Notes were exchanged for the New Notes effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Notes and net proceeds to the Company were $82,450,000. Interest on the Notes was, and on the New Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The New Notes are general, unsecured obligations of the Company, subordinated in right of payment to all Senior Debt of the Company. The New Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the New Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the Indenture. The Indenture limits, among other things, dividends, incurrence of additional indebtedness and other restricted payments as defined and contains cross default provisions with the Company's Senior Indebtedness. Debt issuance costs of $5.5 million will be amortized over the term of the New Notes.

Note 5

  Concurrent with the consummation of the Merger, the Company entered into the New Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the New Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility (the "Revolving Credit Facility"), which facility includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

  Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 2.25% with respect to the Tranche A Term Loan Facility and the Revolving Credit Facility or plus 2.75% with respect to the Tranche B Term Loan Facility, or (ii) the Alternate Base Rate (as defined in the New Credit Facility) plus .75% with respect to the Tranche A Term Loan Facility and the Revolving Credit Facility or plus 1.25% with respect to the Tranche B Term Loan Facility; provided, however, the interest rates are subject to several quarter point reductions in the event the Company meets certain performance targets.

  The Tranche B Term Loan Facility matures on the seventh anniversary of the closing under the New Credit Facility. The Tranche A Term Loan Facility and the Revolving Credit Facility mature on the sixth anniversary of the closing under the New Credit Facility. The Term Loan shall be subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the New Credit Facility).

  The New Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until certain financial ratios are attained by the Company. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the New Credit Facility. The mandatory prepayments defined in the New Credit Facility include: (a) 100% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50% of Excess Cash Flow pursuant to an annual cash sweep arrangement; (c) 100% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimus baskets and certain exceptions. In addition, the Company may prepay the New Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

  The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 1/2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter, provided that this fee may be subject to reduction in the event the Company meets certain performance targets.

  The New Credit Facility requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and maximum leverage ratio. The New Credit Facility also contains additional restrictions which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. The Company is in compliance with all financial covenants.

Note 6

  Inventories consist of the following (in thousands):

                                                  March 31,   June 30,
                                                    1998        1997
                                                  ---------   -------
  Finished Goods...............................    $10,822    $ 8,853
  Work-in-Process..............................      1,893        876
  Raw Materials................................      8,349      6,615
  Supplies.....................................        211        140
                                                   -------    -------
                                                   $21,275    $16,484
                                                   =======    =======

Note 7

  Effective January 1, 1988, the Company elected to be taxed as a Subchapter S Corporation under the provisions of the Internal Revenue Code. Under these provisions, the Company did not pay a corporate level tax on its taxable income. Rather, the Company's taxable income or loss was passed through to the shareholders and included on their individual income tax returns. No provision for income taxes has been made in the accompanying combined financial statements for the three months or nine months ended March 31, 1997; however, a pro forma income tax provision is presented in the statement of operations.

  As a result of the Company's termination as an S Corporation on July 1, 1997, the Company became a C Corporation effective July 1, 1997. For tax years subsequent to July 1, 1997, the Company's taxable income will be subject to a corporate level income tax. Accordingly, the following deferred tax assets and liabilities were established with a net charge to earnings on July 1, 1997 (in thousands):

Deferred tax assets:
     Reserve for equipment to be disposed.............  $ 1,423
     Accrued expenses.................................      359
     Reserve for inventory............................      298
     Allowance for co-op advertising..................      153
     Allowance for doubtful accounts..................       92
     Other............................................       67
                                                        -------
  Total deferred tax assets...........................  $ 2,392
  Deferred tax liability:
     Tax depreciation in excess of book...............   (4,062)
                                                        -------
  Net deferred tax liability..........................  $(1,670)
                                                        =======

                      DOSKOCIL MANUFACTURING COMPANY, INC.

  The estimated effective income tax rate was 37% for the nine months ended March 31, 1998. The Company has recorded income tax expense of $2.6 million which represents the charge of $1.67 million for the change to a C Corporation status and a charge of $0.9 million on the income for the nine months ended March 31, 1998.

Note 8

  Pro forma net income (loss) per common share (both basic and diluted) and pro forma weighted average common shares outstanding are based on the common shares outstanding after the recapitalization and the termination of the Company's S Corporation status discussed above. Earnings have been reduced by pro forma income tax expense of $799,000 and $1,748,000 for the three months ended and nine months ended March 31, 1997, respectively.

Note 9

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes simplified standards for computing and presenting earnings per share ("EPS"). Under SFAS 128 the presentation of primary EPS was replaced with a presentation of basic EPS. Basic EPS is computed excluding dilution caused by common stock equivalents such as stock options, and therefore, tends to be slightly higher than primary EPS. The presentation of fully diluted EPS was replaced with a presentation of diluted EPS. Diluted EPS is computed in a similar fashion to how fully diluted EPS was computed. The Company adopted this pronouncement to report results of operations for the three months and the six months ended December 31, 1997. Previously reported EPS were required to be restated to conform to SFAS 128. There was no impact on previously reported EPS.

Note 10

  In 1997, the Company commenced a computer system conversion project in order to facilitate the Merger. This conversion requires the purchase of new computer hardware and software which will also incorporate year 2000 solutions. Most of the costs of this project will be capitalized and amortized for a period not to exceed five years. The Company expects to complete this conversion by early 1999.

Note 11

  Various claims and lawsuits are pending against the Company. In the opinion of the Company's management, the potential loss on all claims will not be significant to the Company's financial position or results of operations.

  The Company is self-insured for medical and dental benefits for its employees and their covered dependents. Medical claims exceeding $60,000 per covered individual are covered through a private insurance carrier.

                      DOSKOCIL MANUFACTURING COMPANY, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Net Sales. Net sales increased to $34.8 million in the third quarter of fiscal 1998 from $26.6 million in the comparable period of the prior year, an increase of $8.2 million. The increase was the result of the inclusion of Dogloo net sales of $8.4 million and a decrease in the net sales of the Company of $0.2 million. This decrease of $0.2 million was the result of several factors, including lower sporting goods and other sales which was partially offset by higher pet product sales. Sporting goods sales decreased $0.8 million due to lower sales of tackle boxes and a large customer's overstocked position in golf cases, which reduced shipments in the current quarter. Sales also decreased $1.3 million due to the decision to discontinue the resin furniture business, which historically carried low gross profit margins. These decreases were offset by higher pet product sales of $1.5 million due primarily to increased sales of kennels and an increase of $0.4 million in outside resin sales generated by the Spectrum facility. For the first nine months of fiscal 1998, sales increased $35.9 million from the comparable prior year, primarily as a result of the inclusion of Dogloo net sales of $34.5 million and $1.4 million increase in Company sales.

  Gross Profit. Gross profit increased to $9.8 million in the third quarter of fiscal 1998 from $7.7 million in the comparable period of the prior year, an increase of $2.1 million. As a percentage of net sales, gross margin decreased slightly to 28.1% in the third quarter of fiscal 1998 from 29.0% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by lower factory utilization due to the merging of the two companies' facilities during the quarter. For the first nine months of fiscal 1998, gross profit increased to $38.4 million compared to $23.4 million in the same period of the previous year. As a percentage of net sales, gross margin increased to 33.6% from 30.0% in the same period of last year. The increase was the result of several factors, including the inclusion of Dogloo's results and the improvement of the Company's gross margin on a stand-alone basis. During the quarter ended September 30, 1996, the Company discontinued custom molding, which historically carried a low gross margin. The Company's gross profit as a percentage of net sales was also favorably affected by a decrease in the cost of the principal raw material, plastic resin.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.4 million in the third quarter of fiscal 1998 from $5.4 million in the comparable period of the prior year, an increase of $3.0 million or 55.6%. The increase was the result of several factors including higher expenses due to Dogloo expenses being included after the merger, the amortization of goodwill associated with the merger of $0.4 million, and an increase in other expenses of $1.1 million for higher freight and advertising. As a percentage of net sales, S,G&A spending increased to 24.1% in the third fiscal quarter of fiscal 1998 from 20.2% in the comparable period of the prior year. S,G&A expenses for the first nine months of fiscal 1998 increased to $22.9 million, up from $15.8 million in the same period of the prior year primarily due to the inclusion of expenses related to the Dogloo merger, the amortization of goodwill associated with the Dogloo merger, higher freight and management fees.

  Interest expense. Interest expense increased to $4.1 million in the third fiscal quarter of 1998 from $0.3 million in the comparable period of the prior year, primarily due to additional debt incurred in conjunction with the recapitalization and merger in the first quarter of fiscal 1998. Interest expense in the first nine months also consists of fees and expenses associated with the related bridge financing of $2.5 million and $0.4 million related to the New Credit Facility and the Notes. These bridge financing fees and expenses were charged to expense as a result of the refinancing of the Company which was completed concurrent with the merger of the Company with Dogloo on September 19, 1997.

  Provision for income taxes. The provision for income taxes of $2.6 million for the first nine months ended March 31, 1998, is composed of a charge of $1.67 million for the change to a C Corporation status and a charge of

$0.9 million on income for the first nine months at an effective rate of 37%. No provision was recorded for the three month or the nine month periods ended March 31, 1997, due to the Company's S Corporation status.

  Net (loss) income. The net loss for the quarter ended March 31, 1998, was $1.7 million compared to net income of $2.1 million for the comparable period of the prior year, a decrease of $3.8 million. Net loss for the first nine months of fiscal 1998 was $0.1 million compared to net income of $4.6 million in the same period of the previous year. The change in net income primarily reflects the factors discussed above.

Liquidity and Capital Resources

  Total debt outstanding increased $151.8 million to $167.3 million at March 31, 1998, as compared to the amount outstanding at June 30, 1997. This increase is due to the recapitalization of the Company completed July 1, 1997, and the merger with Dogloo completed September 19, 1997.

  The outstanding debt is comprised of bank borrowings of $82.3 million and Notes of $85.0 million. The bank borrowings are comprised of a Term Loan Facility of $82.3 million and a Revolving Credit Facility of $27.5 million, of which none was outstanding at March 31, 1998. Note 5 to the Financial Statements outlines the terms and conditions of the Term Loan Facility and the Revolving Credit Facility. Note 4 to the Financial Statements outlines the terms and conditions of the New Notes.

  Because 50% of the Company's outstanding borrowing at March 31, 1998, and the additional availability of $27.5 million from the Revolving Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at March 31, 1998, was 8.2%.

  Management anticipates incurring capital expenditures for the fiscal year ending June 30, 1998, of approximately $9.0 million relating to upgraded machinery and tooling. The Company anticipates that it will incur certain non-recurring expenditures related to the integration of the operations of Doskocil and Dogloo. The estimated total cash requirements of these expenditures this fiscal year is approximately $8.0 million. Such charges include costs related to consolidation of manufacturing and distribution facilities, severance obligations, and integration of management information systems. Management expects these non-recurring costs to be initially funded through cash flows and borrowings under the Revolving Credit Facility.

  The Company believes cash provided by operations and available under existing credit facilities will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

  Year 2000 Risks: The "Year 2000" issue concerns the potential exposures relating to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. In 1997, the Company commenced a computer system conversion project in order to facilitate its merger with Dogloo. This project addresses Year 2000 issues and is expected to be completed in early 1999. A failure by the Company to successfully address its Year 2000 issues on a timely basis could have a material adverse effect on the Company's business or results of operations. Additionally, many of the Company's suppliers, customers and creditors also face similar Year 2000 issues which, if not adequately addressed by those companies, could also have a material adverse effect on the Company's business or results of operations.

Forward Looking Statements

  This quarterly report on Form 10Q contains certain forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of
Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are qualified by certain factors which may cause variances between actual and projected results, including, but not limited to, (i) the Company's substantial leverage and debt service obligations, (ii) the restrictive covenants and asset encumbrances under the Company's Senior Credit facility and Indenture, (iii) the success of the integration effort of the Company with Dogloo, including systems integration and Year 2000 matters, (iv) the seasonality and quarterly fluctuations in the Company's business, (v) the Company's dependence on raw material pricing and availability, (vi) the concentration of Company's main customers, (vii) the company's reliance on trademark, patent and proprietary information, (viii) intense competition in the Company/s industry, and (ix) limited market data and the susceptibility to changing economic conditions. For further information, refer to the Risk Factors section included in the Company's Offer to Exchange dated February 23, 1998.

Part II - Other Information


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27 - Financial Data Schedule (for electronic filing only)

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Doskocil Manufacturing Company, Inc.
                                    (Registrant)


                                    /s/ GARY E. KLEINJAN
  Date:  May 8, 1998                ____________________________________________
                                    Gary E. Kleinjan
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ DONALD J. FRITSCHEN
  Date:  May 8, 1998                ____________________________________________
                                    Donald J. Fritschen
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)