Form 10-K
period 1998-06-30
DOSKOCIL MANUFACTURING CO INC
filed 1998-09-28
CIK 1046628

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________TO___________

                       COMMISSION FILE NUMBER: 333-37081

                               ----------------

                     DOSKOCIL MANUFACTURING COMPANY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          TEXAS                                        75-1281683
  (STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

                4209 BARNETT BOULEVARD, ARLINGTON, TEXAS 76017
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (817) 467-5116
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 15(D) OF THE ACT:

                               ----------------

                             TITLE OF EACH CLASS:

                               ----------------

                  10 1/8% SENIOR SUBORDINATED NOTES DUE 2007

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_] *

  * The Registrant is not subject to the reporting requirements of Item 405.

  As of June 30, 1998 there were 3,103,144 shares outstanding of the Registrant's no par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain of the documents required to be filed as exhibits in Part IV, Item 14, have been previously filed with the Securities and Exchange Commission and are incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                            PAGE
                                                                            ----
 INTRODUCTION AND NOTE ON PRESENTATION ..................................     1

                                      PART I
 Item 1.  BUSINESS.......................................................     2
 Item 2.  PROPERTIES.....................................................    14
 Item 3.  LEGAL PROCEEDINGS..............................................    15
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.............    15

                                     PART II
 Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................    16
 Item 6.  SELECTED FINANCIAL DATA........................................    17
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    18
 Item 8.  FINANCIAL STATEMENTS...........................................    24
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    24

                                      PART III
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    25
 Item 11. EXECUTIVE COMPENSATION.........................................    28
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    33
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    35

                                      PART IV
 Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
          8-K............................................................    37

INTRODUCTION AND NOTE ON PRESENTATION

  On September 19, 1997, Doskocil Manufacturing Company, Inc. and Dogloo, Inc., entered into a merger agreement (the "Merger Agreement"), pursuant to which Dogloo was merged with and into Doskocil (the "Merger") on that same date. The Company (as defined below) is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates, including Westar Capital L.P., a California limited partnership ("Westar LP"), Westar Capital II, L.L.C., a Delaware limited liability company ("Westar LLC"), and HBI Financial, Inc., a Washington corporation ("HBI") (collectively, "Westar"), and various Enterprise Partners funds and certain of their affiliates (collectively "Enterprise").

  The term "Doskocil", as used herein, refers to Doskocil Manufacturing Company, Inc. and Spectrum Polymers, Ltd., prior to giving effect to the Merger; the term "Dogloo" refers to Dogloo, Inc., prior to giving effect to the Merger; and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo. The term "combined Company" refers to a combined presentation of certain historical results of Doskocil and Dogloo which has been shown for comparison purposes only.

  Through 1996, both Doskocil's and Dogloo's fiscal years ended on or about December 31. In order to match the combined Company's fiscal year reporting with its seasonality, the Company changed its fiscal year end to June 30 in connection with the Merger. Accordingly, reference to fiscal 1996 or prior years means the years ended on or about December 31 of such year. Reference to fiscal 1997 means the six month period from January 1, 1997 through June 30, 1997. Reference to fiscal 1998 means the twelve month period ended June 30, 1998.

  The Company, created by the combination of Dogloo and Doskocil, is among the leading plastic pet products companies in the United States.

FORWARD-LOOKING STATEMENTS

  This report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections on "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectation and estimates as to the Company's business operations including, but not limited to, the Company's market position, product introduction, raw material processing, brand strategy, information systems, manufacturing integration, customer order fulfillment, demand forecasting, production scheduling, SKU reduction, warehouse management, labor and freight costs, the ongoing integration of Dogloo's business with Doskocil's, and future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures, and the sale of assets. These statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risks related to the business described in this report. See "Business--Risks Related to the Business." In addition to factors that may be described in this report, the following factors, among others, could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) new or continued difficulties or delays in completing the integration of Doskocil's and Dogloo's product offerings, systems, and manufacturing; (ii) failure to fulfil customer orders on a timely basis; (iii) changes in consumer preferences and the ability of the Company to adequately anticipate such changes; (iv) difficulties or delays in developing and introducing products or failure of customers to accept product offerings; (v) the seasonal nature of the Company's operations; (vi) effects of and changes in general economic and business conditions; (vii) actions by competitors, including new product offerings and marketing and business conditions, (viii) claims which might be made against the Company, including product liability claims; (ix) the loss of any significant suppliers or sponsors; and (x) changes in business strategy or new product lines. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those herein as anticipated, believed, estimated or expected.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Company is a Texas corporation; its executive offices are located at 4209 Barrett Boulevard, Arlington, TX 76017.

  The Company is among the leading plastic pet products companies in the United States, manufacturing a broad range of plastic and other pet products sold through a distribution network of more than 2,000 retailers, including PETsMART, Wal-Mart, K-Mart, Petco, Sam's Club and Costco. As part of the Merger, Doskocil brought to the combined Company its strength in the pet carrier category, along with a broad range of products and manufacturing capabilities. Dogloo added its strength in the pet shelter category, along with its demonstrated product development and marketing abilities. Accordingly, the Merger created a company with complementary pet product lines, including both pet carriers and pet shelters, complementary customer bases and substantial opportunities for cost reductions. The combined net sales of Doskocil and Dogloo have increased from $105.1 million in 1993 to $159.1 million, for the fiscal year ended June 30, 1998.

  The following table summarizes the combined net sales of Doskocil and Dogloo by type for the periods presented:

                         YEAR ENDED YEAR ENDED  YEAR ENDED   YEAR ENDED   YEAR ENDED
                          JUNE 30,   JUNE 30,  DECEMBER 28, DECEMBER 30, DECEMBER 31,
                            1998       1997        1996         1995         1994
                         ---------- ---------- ------------ ------------ ------------
                                                (IN THOUSANDS)
Pet products............  $130,863   $126,776    $126,007     $119,647     $108,767
Sporting goods and
 other..................    22,490     22,758      21,950       23,591       25,639
Furniture and custom
 molding................       375      6,671       9,604        5,184        2,057
Outside resin sales.....     5,370      4,478       2,413          594           71
                          --------   --------    --------     --------     --------
  Combined net sales....  $159,098   $160,683    $159,974     $149,016     $136,534
                          ========   ========    ========     ========     ========

  The Merger combined complementary product lines in several categories in which both companies have traditionally had a smaller presence. Doskocil produced a broad line of plastic products, including pet products such as pet carriers, pet shelters, feeding and watering systems, cat products and pet bedding, as well as sporting goods and other products. Doskocil's Vari Kennel(R), Sky Kennel(R), Pet Porter(R), Pet Taxi(R), and Kennel Cab(R) brand names for pet carriers were widely known and have continued to enjoy increasing use in the transportation and indoor training of pets. Doskocil's Gun Guard(R) brand (firearms and archery cases) and Woodstream(TM) brand (fishing tackle cases) are similarly well-recognized in the sporting goods market. Dogloo's product line consisted of plastic pet shelters, pet carriers, pet bedding and pet feeding and watering products. Its numerous styles and sizes of pet shelters include the Dogloo(R), Indigo(R), Ruff Hauz(R), Barney(R), Cape Cod(TM) and Brik Hauz(R). These shelters are made from a structural foam plastic which provides exceptional durability and insulation relative to other types of plastic or wooden pet shelters. The Company believes the Dogloo, its igloo-shaped best-selling pet shelter, is unique in style, wind resistant, easy to clean and popular among breeders, kennel owners and general consumers. In the Merger, the Company acquired Dogloo's federal configuration trademark on its igloo-shaped pet shelters.

  During fiscal 1998, the Company developed and initiated a strategy to consolidate brands within the pet products area. Prior to the Merger, Doskocil and Dogloo each differentiated its pet products into two broad groups: Pet Specialty/Trade ("Pet Specialty") and Mass/Chain ("Mass"), with Pet Specialty including independent pet stores and superstores and Mass including the balance of accounts. This two-channel strategy has been maintained, with two separate, but related, umbrella brands. These are Petmate(R) for Mass accounts and Petmate Pro(TM) for Pet Specialty accounts. All existing and new product lines have been brought under one of these two umbrella brands. The Dogloo branding has been retired, although "Dogloo" still is used as the product branding to describe igloo-shaped doghouses. The Company's brand strategy was formally launched at the APPMA trade show in late June, 1998, at which the Company presented a completely revised Petmate(R) and Petmate Pro(TM) brand line-ups, along with consumer communications designed to drive demand for both lines.

  As a result of the Merger, the Company has a substantially broadened customer base and reduced customer concentration. Doskocil's principal products were, and continue to be, sold to a wide variety of retailers including specialty pet superstores such as PETsMART and Petco, mass merchandisers such as Wal-Mart and K-Mart, food and drug stores, hardware stores and a number of distributors that sell to independent pet stores. Dogloo's products were, and continue to be, sold through a variety of similar retail channels, including mass merchandisers such as Wal-Mart, wholesale clubs such as Sam's Club, home centers such as Lowe's and Menards, pet specialty superstores such as PETsMART, farm and agricultural stores such as Tractor Supply Company, and distributors that sell to independent pet stores. Despite similar distribution channels, there is little overlap among the major customers of the Company's predecessors. On a combined basis, no one customer would have accounted for more than 13.6% of the Company's total net sales in fiscal 1998.

HISTORY OF DOSKOCIL AND DOGLOO

 Doskocil

  Doskocil began manufacturing wooden and wire pet carriers in the early 1960s. In 1972, Doskocil purchased its first injection molding machine and began manufacturing plastic pet carriers, quickly becoming the primary supplier to the domestic airline market. Subsequently, Doskocil expanded into the portable firearms case market and became a principal supplier of both pet carriers and firearms cases to the airline industry. Building on its success with the airline industry (which is now a small component of the Company's overall business) and using the flexibility of the injection molding manufacturing process, Doskocil began to target the consumer market directly in the mid-70's. From a base of $4.0 million in sales in 1977, Doskocil experienced growth for a ten-year period with sales increasing at a compound annual rate of over 23% per annum through 1987. From 1988 to 1994, sales grew at a compound annual rate of over 14% annually, increasing from $41.9 million to $92.3 million, driven in part by expansion of Doskocil's product offerings. In 1993, Doskocil acquired the pet products division (consisting primarily of pet carriers and pet shelters) of Contico, Inc., through an asset purchase. In 1994, Doskocil purchased the Woodstream product line, consisting primarily of firearms cases and fishing products, from Ekco Canada, Inc., and Ekco Group, Inc. During the period from 1994 to 1996, Doskocil's net sales and operating income increased in total amount by 12.1% and 61.0%, respectively.

 Dogloo

  Dogloo designed and produced the first igloo-shaped pet shelters in 1987, initially marketing to local pet retailers in Southern California. Throughout the next four years, Dogloo increased its product offerings by building various sizes of the igloo-shaped pet shelter and adding designs to its product line. Distribution was expanded in 1989 when the first sales were made to Sam's Club and national distribution of Dogloo products began. Dogloo continued to focus on new product development, using unaffiliated vendors to manufacture its products. Prior to 1993, Dogloo offered only one line of pet shelters and outsourced all production. Due to production supply problems experienced by Dogloo's suppliers in 1992 and 1993, Dogloo management decided to begin manufacturing structural foam products. Accordingly, Dogloo began to manufacture and distribute its own products in 1994 in a new facility constructed in Indianapolis, Indiana. Dogloo purchased five structural foam molding machines in order to commence manufacturing operations. The distribution facility was later expanded with the addition of approximately 108,000 square feet and a sixth structural foam molding machine. The cumulative total investment in plant and equipment at the Indianapolis facility at December 31, 1994 and 1995 was $12.0 million and $17.5 million, respectively. These investments were principally related to the manufacturing of pet shelters, as Dogloo introduced a pet carrier line in 1994 for which production was outsourced.

  In 1995, Dogloo encountered growth-related financial difficulties caused primarily by a combination of (i) start-up problems at the new Indianapolis facility which caused unfavorable product cost variances, (ii) outsourced manufacturing problems related to Dogloo's new pet carrier line, (iii) a business which had grown beyond the capabilities of its then-existing infrastructure and organization controls, (iv) increased service requirements on debt, and (v) an increased number of unusual expenditures, including expansion of the

Indianapolis facility, installation of a new information system, and the incurrence of significant legal fees associated with a Dogloo lawsuit alleging violation by Doskocil of Dogloo's configuration trademark relating to its igloo-shaped shelter, which was settled in 1995. In September 1995, Westar acquired control of Dogloo through a recapitalization. Westar changed numerous management procedures and practices, replaced or added two senior managers and actively mentored Dogloo's co-founder and Chief Executive Officer. Dogloo's operating results improved from an operating loss of $4.3 million in 1995 to an operating income of $6.6 million in 1996. Key elements of the improvement included (i) the reduction and control of sales returns and allowances, (ii) the elimination of excessive manufacturer's profit on outsourced pet carriers,
(iii) a substantial increase in manufacturing efficiency, (iv) a reduction in inter-company freight costs, and (v) a shift in product mix toward higher-margin products.

PET PRODUCTS INDUSTRY AND COMPETITION

  The U.S. nonfood pet supplies industry was estimated in a study published in 1998 by Packaged Facts to have generated approximately $4.0 billion in sales in 1997, up from $3.0 billion in 1993, an increase of approximately $1.0 billion over the four-year period or a 7.5% compound annual growth rate. The study estimated that of the $4.0 billion in 1997 non-food pet supplies sales, the dog and cat segments represented approximately 63.0%. Packaged Facts attributed the growth in non-food pet supply sales to both an increasing number of pets and an increasing annual expenditure per pet. Packaged Facts estimated that from 1990 to 1996, the total number of cats and dogs increased from 112.5 million to 120 million, growing at an approximate 1.8% compound annual rate over the period. Packaged Facts attributed the growth in the pet supplies market to a number of factors, including (i) the baby boomer generation purchasing pets for their children, (ii) the increased senior citizen component of the population who appreciate the companionship of pets, and (iii) the expansion of pet supply outlets which stimulated consumer demand. Management believes that pet superstores have stimulated retail sales by increasing product turnover through advertising, promotions, and a larger selection of products. Management further believes the Company is well-positioned to benefit from these retailers as they continue to expand their store count, both domestically and internationally.

  The Company estimates that the total U.S. plastic pet shelter market for fiscal 1998 was approximately 1.5 million units. The Company believes that important sources of ongoing pet shelter sales are the birth or purchase of new dogs, family lifestyle changes such as a new home or child, and the replacement of wooden shelters. The Company estimates that 65% of the pet shelters in use are wooden. An estimated 25% of dog owners and 67% of cat owners currently own some kind of carrier or shelter. The Company's research also indicates that plastic shelters have largely replaced wooden pet shelters in retail stores. Accordingly, the Company believes that demand for its plastic pet shelters will increase over time as wood shelters are replaced with plastics shelters.

  The Company estimates that the total U.S. plastic pet carrier market for fiscal 1998 was approximately 4.3 million units. An American Pet Products Manufacturers Association ("APPMA") 1996/1997 study indicates that within the pet carrier market, 25% of dog owners and 56% of cat owners in 1996 owned pet carriers. In addition, according to APPMA data, of all cages or traveling crates owned by dog owners, 75% were made of plastic in 1996 as compared to only 51% in 1992. The Company believes that pet carrier purchase will continue to increase due to increased market awareness of the use of pet carriers for the transportation and indoor training of dogs and consumer transition from wire to plastic carriers.

  The market for the Company's products is highly competitive. The Company competes with a number of smaller, privately held companies and certain public companies, some of which have greater name/brand recognition, larger customer bases and/or significantly greater financial resources than the Company, such as Rubbermaid, Inc. Among the smaller companies against which the Company competes in the pet shelter category are Handy Home and Flowtron (Flowtron's products include structural foam pet shelters). The Company competes against Stylette and Kennel Air, among others, in the pet carrier category. There are no substantial regulatory or other barriers to entry of new competitors into the Company's market. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the current and future competitive pressures faced by the Company will not adversely affect its profitability or financial performance. Sales of pet products can be dependent upon discretionary consumer spending, which may be affected by general economic conditions, as well as continued interest in pet ownership. A decrease in consumer spending on pet products or a reduction in pet ownership could have an adverse effect on the Company's financial position, business, operating results and cash flows.

BUSINESS STRATEGY

  The Company's strategic objectives are to further enhance its position among the leading manufacturers and marketers of plastic pet products in the United States and to continue its expansion internationally. The Company will seek to leverage its competitive strengths to accomplish the following objectives:

  Capitalize on Market Position. The Company expects to strengthen its market position by continuing to develop new products, using advertising and other promotional programs to implement a consumer driven "pull strategy," and making strategic acquisitions of related product lines that will take advantage of the Company's existing markets and broad distribution channels.

  Continue to Introduce New Products in Order to Fuel Growth. The Company is committed to continued product development within its current product categories and the creation of innovative new product categories. Management believes that both Doskocil and Dogloo have demonstrated the ability to develop and market new products to both retail consumers and those who influence the purchasing patterns of consumers, such as breeders and veterinarians. Prior to the Merger, Doskocil and Dogloo, launched a total of 42 new products in calendar years 1996 and 1997. The Company expects to launch a total of 15 additional new products in calendar 1998. All new pet products are expected to be launched under the Company's "umbrella" strategy initiated in fiscal 1998 to consolidate its brands within the pet products area. Net sales from new products introduced in the calendar years 1996 and 1997 accounted for 15% of the combined Company's net sales for fiscal 1998. The Company intends to focus additional efforts in new product development and annual expenditures for this area are estimated to be approximately $6.6 million for fiscal 1999. There can be no assurance that these additional expenditures will result in the successful introduction of new products or in increased sales.

  Capitalize on Plastic Resin Cost Advantage. Spectrum, the Company's vertically integrated plastic resin compounding facility, together with the Company's resin compounding experience, enable the Company to produce plastic resins using a significantly reduced proportion of prime resins, while achieving raw material specifications which meet or exceed the Company's product and manufacturing requirements. The Company's principal raw materials are various plastic resins, which are either "prime" resins, purchased from petrochemical producers, or blends of prime resins and recycled materials purchased from third-party suppliers or produced by the Company. Spectrum has an estimated annual capacity in excess of 90 million pounds, and uses a mixture of prime resins and recycled materials to produce plastic resins. In fiscal 1998, the combined Company used approximately 70 million pounds of plastic resins, approximately 79% of which were compounded at Spectrum.

  Exploit International Growth Opportunities. While international sales represented approximately 7.1% of the combined Company's net sales in fiscal 1998, management believes that the international markets, especially Europe and Latin America, represent a significant growth opportunity. The international expansion of U.S. retailers is also expected to provide a significant opportunity for the Company to increase international sales. Management believes the 1996 acquisition by PETsMART of Pet City Holdings PLC, the United Kingdom's largest pet superstore chain, is indicative of the international expansion of such retailers and represents one opportunity for growth in international markets. Management is currently evaluating the establishment of manufacturing and distribution facilities in continental Europe and Latin America.

PRODUCTS

  The combination of Doskocil and Dogloo created a company with broad product lines in many key segments of the pet supplies industry. Doskocil's historic product line continues to be a leading industry participant in the business of plastic pet carriers, while Dogloo's products continue to provide market penetration for the Company in the plastic pet shelter segment. The combined Company also produces numerous additional plastic pet products, such as cat litter boxes, bowls, feeders, waterers and cat toys, as well as plastic products for the sporting goods, hardware and lawn and garden markets.

  Pet Carriers. (approximately 36% of fiscal year 1998 combined sales) The Company currently produces a total of 108 SKU's of pet carriers ranging in domestic retail price from approximately $10 to $200. Management believes the Company's Vari Kennel(R), Pet Porter(R), Pet Taxi(R), Furrarri(R) and Innovator(R) brand names are widely known among retail consumers as well as pet product retailers and airlines. These pet carriers come in a variety of colors and have an assortment of features such as quick-release latches, dual door locks and snap-on waterer/feeder dishes. The Company's pet carriers have been developed and refined over a 35-year period and have achieved strong brand awareness among consumers. The combined Company sold in excess of 3.3 million units in fiscal year 1998.

  The Company believes that its plastic pet carriers are superior to cardboard and wire carriers and have made wooden carriers practically obsolete. Plastic pet carriers are durable, yet lightweight, and provide superior protection for the animals while maintaining a clean environment outside of the carrier. In addition to being used for transportation, pet carriers have enjoyed increasing consumer acceptance for the indoor training of pets.

  Pet Shelters. (approximately 28% of fiscal year 1998 combined sales) The Company produces numerous styles of pet shelters in various sizes, including the Dogloo(R), Indigo(R), Ruff Hauz(R), Barney(R), Cape Cod(TM), Pet Barn(R) and Brik Hauz(R). The Dogloo(R), the Company's best seller, is unique because of its trademarked igloo shape and structural foam plastic construction, which management believes offers significant advantages over wooden and other plastic pet shelters. The Company currently manufactures a total of 50 different pet shelter SKUs, providing retailers with the ability to tailor their product offerings to their customer base. Domestic retail pricing on the Company's pet shelters ranges from approximately $30 for a small Ruff Hauz(R) to over $180 for a Dogloo Giant. The combined Company sold in excess of 1.0 million units in fiscal 1998.

  Management believes the Company's structural foam plastic pet shelters are superior to wooden models or other non-structural foam plastic pet shelters on the market. Dogloo pioneered the use of structural foam plastic in the production of pet shelters in the late 1980's, and owns a configuration trademark which protects certain aspects of its design from imitation by competitors. The insulating qualities of structural foam and the igloo-shaped design are strong selling features. Structural foam plastic is an extremely durable, lightweight, thermal material which enables the Company's pet shelters to remain warmer in winter and cooler in summer. The igloo-shaped structural foam shelters manufactured by the Company provide exceptional durability and insulation compared to other types of wooden homes and non-structural foam plastic shelters. Another advantage of these shelters over wooden shelters is that structural foam is non-porous, making it easy to clean with soap or disinfectants and dry quickly and easily. The non-porous surface also prevents fleas and disease from living in the material, as can occur with wood products.

  Other Pet Products. (approximately 19% of fiscal year 1998 combined sales) The Company's other pet product lines include cat litter boxes, feeding and watering systems, pet bowls, pet toys, and pet furniture and bedding. The Company's feeding and watering systems are among the fastest growing segments of the Company's "other" pet products category, and offer multiple day feeding and watering solutions for pets in the absence of their owners. Management believes the breadth of the Company's entire pet product line represents the most complete assortment of durable dog and cat products in the industry.

  Sporting Goods and Other Products. (approximately 14% of fiscal year 1998 combined sales) The Company sells four sporting goods product lines with over 128 different SKUs, which gives the Company a significant presence in this market. The Company is one of the leading manufacturers and suppliers of hard-sided firearms cases, fishing tackle boxes and golf cases in the United States and has substantial market share in each of its product lines. In 1976, the Company became the first manufacturer to sell hard-sided firearms cases to the airlines industry and eventually to retail customers. Management believes the Company's plastic Gun Guard(R) cases are known for their high quality. The Company is the leading producer of hard-sided firearms cases in the United States.

  Through the Woodstream product line, the Company sells a full line of hard and soft-sided fishing tackle boxes. In July 1996, the Company introduced a waterproof modular fishing system utilizing MFS technology (patent pending). MFS offers fishermen improved flexibility and performance in tackle organization, and MFS waterproof and saltwater utility boxes feature DRI-Loc, an airtight seal.

  The Company also manufactures and supplies a line of photo/video camera cases and utility bins. The photo/video case product line is sold under the Camera Guard(R) name and includes products such as the Seal Tight(R), a water, dust and airtight case with foam inside. The utility bin line, sold under the Tote Bin name, includes several bins used to store, move or mix items. These bins are made of rugged, lightweight, high-impact plastic, which facilitates cleaning and are oil and chemical resistant.

  In 1994, through the acquisition of the assets of the Woodstream sporting goods product line from Ekco Canada, Inc., and Ekco Group, Inc., the Company entered the golf accessories market with the Golf Guard(R) hardsided travel case for golf clubs. Because of its rugged outer shell, management believes the Golf Guard(R) travel case is superior to soft cases which can rip, stain, and show dirt. In addition, the Golf Guard(R) case has built-in padlock tabs, bail latches and dual wheels. The Company also produces a variety of plastic products for the home improvement market, including cord wheels and edging products.

  Outside Resin Sales. (approximately 3% of fiscal year 1998 combined sales) The Company sells its excess production from its Spectrum facility to outside customers.

NEW PRODUCT DEVELOPMENT

  New products introduced within the past three calendar years accounted for approximately 20% of the combined Company's fiscal year 1998 revenue. The Company is committed to maintaining its reputation as an industry leader through continued product development within its current product categories and the creation of innovative new product categories. Management believes that the Company has demonstrated the ability to develop and market new products to both retail consumers and those who influence the purchasing patterns of consumers such as breeders and veterinarians. Doskocil and Dogloo launched a total of 57 new products over the past three calendar years. The Company expects to launch a total of 15 new products in calendar 1998 and, of this number, had launched 10 as of June 30, 1998.

  The Company's philosophy on new product development is to focus on the needs of the consumer while creating products which will enhance the care, comfort, lifestyle, and interaction of the pet with its owner. The Company evaluates ideas from multiple sources, both internally and externally, and tests such ideas against consumer reaction and market potential. After a promising product is identified through consumer and market research, the Company employs a multifunctional team approach to accelerate the speed and improve the effectiveness of the new product introduction. The Company has won 10 new product industry awards during the past three years. The Company will also seek to employ resources to acquire existing products that can be leveraged through its broad distribution network.

  While the Company intends to increase its new product development efforts, there can be no assurance that these increased efforts will result in successful new product introductions.

SALES, MARKETING AND DISTRIBUTION

  The Company's marketing strategy is to communicate directly with the consumer through direct marketing, advertising and promotional programs. The Company believes that strong brand recognition and programs which influence consumer purchase intentions provide the framework for establishing effective merchandising presentations at point of sale. The Company has tailored its products to nine distinct distribution channels. See

"Business Customers". By focusing on multiple distribution channels, the Company believes it is well positioned to meet the various needs and shopping habits of consumers. During fiscal 1998, the Company developed and initiated an "umbrella" strategy to consolidate its brands within the pet products area. See "Business--General."

  Domestically, the Company employs a direct sales force which is based near key retail customers. The Company also uses manufacturer representatives to support certain customers and to cover specific territories and channels of distribution. The Company believes that this approach, along with its proactive customer service function, will strengthen important customer partnerships and will serve as a significant competitive advantage.

  The Company also markets its products internationally, with primary emphasis on Europe, Canada, Latin America, Japan, Australia and the Pacific Rim. The Company has developed multilingual packaging, customized case packs and trade advertising capabilities as it continues to expand international distribution. With a base of foreign pet distributors in place to service the pet specialty channel, the Company is focusing on mass merchandisers and home and garden centers such as Wal-Mart in Latin America and Canada, Sam's Club in Latin America, Home Depot in Canada, Costco in Canada, Latin America and the United Kingdom, and PETsMART in Canada and the United Kingdom. The Company primarily utilizes direct sales personnel, in cooperation with selected distributors, to market internationally. The Company believes that it is well-positioned to assist United States retailers expanding their operations abroad.

CUSTOMERS

  The Company distributes its products through nine distinct distribution channels in the United States and to more than 2,000 retail customers worldwide, with the largest customer accounting for 13.6% of 1998 combined net sales. The primary distribution channels include mass merchants, pet superstores, hardware and home centers, warehouse clubs, distributors, farm and agriculture, food and drug, co-ops, and catalogs. The mass merchant channel accounted for 18.1% of the combined Company's net sales in fiscal 1998, followed closely by the pet superstore channel at 14.4%.

  The Company's top 10 customers for fiscal 1998 on a combined basis were as follows:

        1.Wal-Mart Stores, Inc.              6.Costco Wholesale
        2.PETsMART                           7.Lowe's Companies, Inc.
        3.K-Mart Corporation                 8.Tractor Supply Company
        4.Petco Animal Supplies, Inc.        9.H & H Distributing
        5.Sam's Club                        10.Mid States Distributors

  In the year ended June 30, 1998, the six months ended June 30, 1997, and the years ended December 28, 1996 and December 30, 1995, Wal-Mart, the Company's largest customer, accounted for approximately 14%, 11%, 12% and 10%, respectively, of the Company's combined net sales. The Company's ten largest customers accounted for, in the aggregate, approximately 42%, 36%, 40% and 40%, respectively, of combined net sales during such periods. In fiscal 1998, sales to PETsMART accounted for approximately 11% of combined net sales. The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

  As management believes is typical in the pet and sporting goods industries, the Company does not have long-term or exclusive contracts with any of its customers. Sales to customers and purchases from suppliers are generally made pursuant to purchase orders.

RAW MATERIALS

  The Company's principal raw materials are various plastic resins, which are either "prime" resins purchased from petrochemical producers, or blends of prime resins and recycled materials purchased from third-party suppliers or produced by the Company. The plastic resins used by the Company are produced from petrochemical intermediates which are, in turn, derived from petroleum extracts. The main resins historically utilized by the Company are high-density polyethylene ("HDPE"), which Dogloo has used to manufacture its line of pet shelters, and polypropylene ("PP"), which Doskocil has used to manufacture its pet carriers and other plastic products. In manufacturing many products, including pet shelters, formulations of PP can be substituted for HDPE. To a lesser extent, the Company utilizes other raw materials such as steel, specialty chemicals (including nitrogen impact modifiers, blowing agents, antioxidants and ultraviolet stabilizers), carbon black, synthetic fibers, natural rubbers, polyethylene, colorants, components of polyester/cotton fabrics, polyurethane foam and PVC vinyl.

  In fiscal 1998, the combined Company used approximately 70 million pounds of plastic resin, consisting of 6.3 million pounds of HDPE and 59 million pounds of PP. Approximately 79% of the combined Company's total resin usage during fiscal 1998 was compounded at the Spectrum facility. The Spectrum facility and the Company's resin compounding expertise enable the Company to produce plastic resins using a significantly reduced proportion of prime resins while achieving raw material specifications which meet or exceed the Company's product and manufacturing specifications.

  Plastic resin prices may fluctuate as a result of worldwide changes in natural gas and crude oil prices and capacity, as well as changes in supply and demand for resin and petrochemical intermediates from which they are produced. Among other industries, the automotive and housing industries are significant users of plastic resin. As a result, significant changes in worldwide capacity and demand in these and other industries may cause significant fluctuations in the prices of plastic resin. In the past, the Company has had limited ability to increase product pricing in response to plastic resin price increases. Any material increases in the prices of plastic resins could have a material adverse effect on the Company's financial position, results of operations and cash flows.

  Resin prices reached peaks in 1988 and 1995 and have declined significantly in recent years (see chart below). As major petrochemical companies have built polypropylene plants, hundreds of millions of pounds of resin compounding capacity have been added to the marketplace, driving down resin prices. With seven years between the two most recent resin price market highs, and the recent resin price peak of 1995, industry analysts generally expect that resin prices will continue to stabilize or decline as industry capacity increases. Plastic resin prices can vary from year to year and are very difficult to predict beyond a few months.

                             [GRAPH APPEARS HERE]

  Based on data regarding high-density polyethylene and co-polymer polypropylene from Chem Data, July 1998 Edition.

PATENTS AND TRADEMARKS

  Following the Merger and until June 1998, the Company operated using two distinct product brand identifications used by the pre-Merger companies, Doskocil and Dogloo. Trademarked brands marketed under the Doskocil name included Vari Kennel(R), Sky Kennel(R), Pet Taxi(R) and Kennel Cab(R) in pet products, as well as Gun Guard(R) firearms and archery cases, Woodstream(R) fishing tackles cases, Camera Guard(R) camera cases and Golf Guard(R) golf travel cases. Several Doskocil trademarks represent technology improvements:
MFS technology, DRI-Loc airtight utility box seals, and Seal Tight(R) brand camera cases (sold under the Camera Guard(R) name). Brands marketed under the Dogloo name included Furrarri(R) and Innovator(R) carriers as well as the Dog Kabin(R), Ruff Hauz(R), Brik Hauz(R), Dogloo II(R), Indigo(R), Barney(R) and Cape Cod(TM) pet shelters.

  During fiscal year 1998, the Company, as described above, developed and initiated a strategy to consolidate brands within the pet products area. Prior to the Merger the two separate companies each differentiated its pet products into two broad groups: Pet Specialty and Mass, with Pet Specialty including independent pet stores and superstores and Mass including the balance of accounts. This two-channel strategy has been maintained, with two separate, but related, umbrella brands. These are: Petmate(R) for Mass accounts and Petmate Pro(TM) for Pet Specialty accounts. All existing and new product lines have been brought under one of these two umbrella brands. The Dogloo umbrella branding has been retired, although Dogloo still is used as the product branding to describe igloo-shaped doghouses. The Company's brand strategy was formally launched at the APPMA trade show in late June, 1998, at which the Company presented a completely revised Petmate(R) and Petmate Pro(TM) brand line-up, along with consumer communications designed to drive demand for both lines.

  The current registrations of the Company's trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the Company, as the registered owner, and its licensees, where applicable, comply with all applicable laws. The Company also has several U.S. utility and design patents and several patent applications pending. The Company is not aware of any material challenge to the ownership by the Company of its major trademarks or patents. The Company believes it benefits from its intellectual property and intends to defend its exclusive use of such property against infringement by third parties, although the company cannot predict success in defending its intellectual property rights. See "Business--Risks Related to the Business--Reliance on Trademark, Patent and Proprietary Information".

SEASONALITY

  The business and results of operations of the Company are seasonal, based upon the product offerings of Doskocil and Dogloo. Dogloo's business and results of operations have historically been seasonal due to the increased number of pet shelters sold during periods of inclement weather; because retailers build inventories in anticipation of these periods of bad weather, sales are typically weighted towards the third and fourth quarters of the calendar year. Doskocil's historical business and results of operations have also historically been seasonal. However, Doskocil's broader mix of products has tended to insulate it somewhat from seasonal fluctuations. In its quarter ended March, sales of hardware and fishing tackle have typically been strong. In its quarter ended June, pet carriers and firearms cases have usually been the sales leaders. Sales of fishing tackle, pet shelters, other pet products and firearms cases are normally higher in the quarters ended September and December. Subsequent to the Merger, the Company's results continue to be seasonal, with sales weighted towards the third and fourth quarters of the calendar year.

EMPLOYEES

  The total number of active employees at June 30, 1998 was 896. The Company hires a significant number of temporary employees to assist in production during times of peak customer demands. None of the Company's employees are represented by labor unions. The Company considers its relationship with its employees to be good.

GOVERNMENT REGULATIONS

  The Company is subject to numerous federal, state and local laws and regulations relating to the protection of the environment. Management does not expect environmental compliance to have a material adverse impact on the Company's capital expenditures, earnings or competitive position in the foreseeable future.

  The Company is subject to laws governing its relationship with employees, including minimum wage requirements, laws and regulations relating to overtime, working safety conditions and citizenship requirements.

RISKS RELATED TO THE BUSINESS

  Highly Leveraged. The Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged since that time. As of June 30, 1998, the Company had total indebtedness of approximately $167.2 million. Subject to the restrictions in the Company's Credit Facility dated September 19, 1997 with NationsBank of Texas, as administrative agent, and other lending institutions party thereto (the "Credit Facility") and the Indenture (the "Indenture) for the 10 1/8% Senior Subordinated Notes (the "Subordinated Notes"), the Company and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures and acquisitions and for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  The degree to which the Company is leveraged could have important consequences to the Company's equity and debt holders, including: (i) the possible limitation in the future on the Company's ability to obtain additional financing for working capital, product development, capital expenditures, debt service requirements or other purposes; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of and interest on its indebtedness, thereby reducing funds available for operations and capital additions; (iii) certain of the Company's borrowings, primarily the borrowings under the Credit Facility, will be at variable rates of interest which could cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more vulnerable to economic downturns and more limited in its ability to withstand competitive pressures than its competitors that are not as highly leveraged; and (v) the Company's leveraged status may affect its ability to make acquisitions in the future.

  The Company's scheduled payments of principal and interest on existing borrowing under the Credit Facility and the Subordinated Notes are $15.6 million in fiscal 1999, $14.9 million in fiscal 2000 and $14.1 million in fiscal 2001. The Company's ability to make scheduled payments of the principal of, or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control, as well as the availability of borrowings under the Credit Facility or successor facilities. However, based upon the current and anticipated level of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated cash requirements for working capital, capital expenditures, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its indebtedness or to obtain additional financing or to dispose of material assets or operations. The Credit Facility and the Subordinated Notes restrict the Company's ability to sell assets and/or use the proceeds therefrom. There can be no assurance that any such refinancing or asset sales would be possible under the Company's debt instruments existing at such time, that the proceeds which the Company could realize from such refinancing or asset sales would be sufficient to meet the Company's obligations then due or that any additional financing could be obtained.

  Restrictive Covenants and Asset Encumbrances Under the New Credit Facility and Indenture. The Credit Facility and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of Company management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that require the Company to meet certain financial ratios and tests including minimum fixed charge coverage ratio, minimum interest coverage ratio and maximum leverage ratio, and provides that a "change of control" will constitute an event of default. The Company was in compliance with its financial and other covenants at June 30, 1998. The Company's continued ability to satisfy its financial covenants depends, in part, on the ability of the Company to successfully integrate the product production and offerings of the combined Company. A failure to comply with the covenants contained in the Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In addition, the obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company. In the case of an event of default under the Credit Facility, the lenders under the Credit Facility are entitled to exercise the remedies available to a secured lender under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance that the Company would have sufficient cash to do so or that the Company could successfully refinance such indebtedness. Other indebtedness of the Company that may be incurred in the future may contain financial or other covenants more restrictive than those applicable to the Credit Facility or the Subordinated Notes.

  Risks Related to the Merger and Integration of Doskocil and Dogloo. The Merger involved the combination of two companies that previously operated independently. The assimilation of the companies is an ongoing process that requires integration and coordination of the Company's product offerings, management, systems, research and development, manufacturing and sales and marketing efforts. The difficulties of such assimilation include the need to consolidate manufacturing operations in Arlington, Texas, integrate personnel and combine different corporate cultures. In addition on October 1, 1998, the Company will commence operation of the first phase of its new integrated management information system. The process of integrating the manufacturing, information systems and other operations of Dogloo and Doskocil requires substantial attention from management that could cause the interruption of, or a loss of momentum in, the business activities of the Company, and could have an adverse effect on the Company's financial position, results of operations and cash flows. The Company made substantial progress on the integration of Doskocil and Dogloo in fiscal 1998 and expects to substantially complete the process in the course of fiscal 1999. During fiscal 1998, the Company closed the Dogloo facilities in Corona, California and Indianapolis, Indiana, relocated key management and machinery and equipment to Arlington, Texas, consolidated ordering, inventory and shipping into a single location while continuing to prepare to implement a new information system, accelerated new product development, and adopted a new "umbrella" brand strategy for the products of the combined Company.

  During the fourth quarter of fiscal 1998 and since then, the Company has experienced difficulty in fulfilling certain customer orders on a timely basis. This difficulty is attributable to a number of factors, including problems experienced in managing the combined product lines of Doskocil and Dogloo, forecasting accurately customer demand, production scheduling, logistic constraints and achieving planned production rates from certain equipment. The Company is taking short and long-term steps to address these matters, including developing a more sophisticated sales forecast system, expanding outsourcing of certain product production and shipping, developing a plan to reduce SKUs, installing a warehouse management information system, and implementing a new Company-wide information system. The Company's difficulty in fulfilling certain customer orders and the associated short-term increased costs incurred to address this difficulty, including increased labor and freight costs, will unfavorably impact future results until the long-term corrective steps satisfactorily address this matter.

  Consistent with its desire to be a focused pet products company, management may consider the sale or other disposition, including a sale or distribution to existing shareholders, of the Doskocil sporting goods and other products line described in "Business--Products--Sporting Goods and Other Products." This product line generated sales of approximately $22.5 million of combined net sales during fiscal 1998. Any such sale or other disposition of this product line would be subject to obtaining the consent of the Company's lenders under the Credit Facility and compliance with applicable covenants in the Indenture.

  Seasonality and Quarterly Fluctuations. The business and results of operations of the Company are seasonal. The Company's business and results of operations have historically been seasonal due to the increased number of pet shelters sold during periods of inclement weather and because of the increased number of sporting goods and certain other products sold in anticipation of the spring and summer selling seasons. In order to finance these seasonal variations and resulting inventory and receivable levels, the Company has utilized a revolving line of credit. The outstanding balance on the revolving line of credit has generally followed the seasonal cycle described above, increasing until sales and the collection of receivables could be used to reduce the outstanding balance on the line. There can be no assurances, however, that the Company will be able to finance seasonal variations in its liquidity requirements.

  Dependence on Raw Material Pricing and Availability. The major raw materials used in the manufacturing of the Company's products are various plastic resins and recycled plastic materials, including primarily polypropylene and polyethylene and their derivatives. The plastic resins used by the Company are produced from petrochemical intermediates which are, in turn, derived from petroleum extracts. Plastic resin prices may fluctuate as a result of worldwide changes in natural gas and crude oil prices and capacity, as well as changes in supply and demand for resin and petrochemical intermediates from which they are produced. Among other industries, the automotive and housing industries are significant users of plastic resin. As a result, significant changes in world wide capacity and demand in these and other industries may cause significant fluctuations in the prices of plastic resin. In the past, the Company and its individual predecessors have had limited ability to increase product pricing in response to plastic resin price increases. Any future increases in the prices of plastic resins could have a material adverse effect on the Company's financial position, results of operations and cash flows.

  Significant increases in the prices of other raw materials used to manufacture the Company's products could have a material adverse effect on the Company's financial position, operating results, and cash flows. There can be no assurance that severe shortages of raw materials will not occur in the future that could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's financial position, operating results and cash flows.

  Concentration of Customers. In the fiscal years ended June 30, 1998 and December 28, 1996 and the six months ended June 30, 1997, Wal-Mart, the Company's largest customer, accounted for approximately 13.6%, 11.7% and 11.1%, respectively, of combined net sales, and the Company's ten largest customers accounted for, in the aggregate, approximately 41.8%, 39.6% and 36.4%, respectively, of combined net sales. See "Business--Customers." The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

  Reliance on Trademark, Patent and Proprietary Information. The Company's continuing success depends in part on its ability to protect and maintain the proprietary nature of its products through a combination of trademarks, patents, licenses and other proprietary arrangement. The Company intends to protect vigorously the proprietary nature of its products; however monitoring and identifying unauthorized use of the Company's proprietary rights may prove difficult. There can be no assurance that the Company's pending trademark or patent applications will issue or that if issued, or licensed to the Company, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company, or that the Company will possess the financial resources necessary to enforce or defend any of its trademark and patent rights. Neither can there be any assurances that a third party will not violate, or attempt to invalidate, the Company's proprietary rights, possibly forcing the Company to expend substantial legal fees. Successful challenges to certain of the

Company's patents or trademarks, particularly the federal configuration trademark relating to its igloo-shaped pet shelter, would materially adversely affect its financial condition, business, operating results and cash flows. While Dogloo successfully relied upon this configuration trademark in the past, there can be no assurance that the Company will again be successful in this regard. Further, there can be no assurance that actions taken by the Company to establish and protect its proprietary rights would be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the proprietary rights of others. Moreover, there can be no assurance that third parties will not assert infringement claims against the Company in the future. If any of the Company's products are found to infringe upon patents or other third party rights, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance that licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays while it attempts to redesign these products to avoid infringement, or it could find that the manufacture or marketing of these products is not possible. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

  Competition, Limited Market Data and the Susceptibility to Changing Economic Conditions. The Company's products are sold in highly competitive markets. In each of its markets, the Company competes with significant number of companies of varying sizes on the basis of quality, price, availability and service. Competitive pressures or other factors could cause the Company to lose market share or could result in significant price erosion, either of which could have a material adverse effect upon the Company's financial position, results of operations and cash flows. Some of the Company's competitors have greater ability to expand production capacity and increase research and development expenditures.

  The market data contained in the Report on Form 10-K is based on independent industry publications or the good faith belief of the Company's management. However, such market data cannot be verified with certainty due in part to the unavailability of raw data in certain circumstances and the voluntary nature of the data-gathering process, and estimates may be incorrect, possibly to a material degree. In particular, the Company is not aware of the availability of reliable statistics with respect to specific pet and sporting goods products. Therefore, management's estimates with respect to such specific pet and sporting goods products are based only on the limited data in the public domain and the Company's participation in the pet and sporting goods industries. Accordingly, no assurance can be given as to the accuracy of management's estimates.

  Sales of pet products can be dependent upon discretionary consumer spending, which may be affected by general economic conditions, as well as continued interest in pet ownership. A decrease in consumer spending on pet products or a reduction in pet ownership could have an adverse effect on the Company's financial positions, business, operating results and cash flows.

  Controlling Stockholder. Westar owns approximately 70.9% of the outstanding shares of Company Common Stock. Shares of Common Stock are the only outstanding class of voting capital stock of the Company. As a result, Westar has the ability to elect the board of directors of the Company, to approve or disapprove of other matters requiring stockholder approval and to effectively control the affairs and policies of the Company.

ITEM 2. PROPERTIES

  The location and general character of principal manufacturing facilities are described below. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency.

  The Company leases manufacturing facilities in Arlington, Texas, and Mansfield, Texas; a fabric cut and sew facility in Arlington, Texas; and offices and warehouse facilities in Arlington, Texas and Indianapolis, Indiana. Management plans to sell or sublease the facilities in Indianapolis, Indiana. The Company consolidated its manufacturing operations previously conducted in its Indianapolis facility by moving its equipment from that location to its Arlington facilities.

  The approximate size and location of the Company's significant facilities are summarized below:

                                                   SIZE
                                                   (SQ.                 NO. OF
                                                   FT.)   OWNED/LEASED EMPLOYEES
                                                  ------- ------------ ---------
   MANUFACTURING, WAREHOUSE AND OFFICE:
     Arlington, Texas............................ 992,000    Leased       789
     Indianapolis, Indiana....................... 188,000     Owned       --
     Corona, California(1).......................  61,000    Leased       --
     Mansfield, Texas............................  52,000    Leased       105
     Indianapolis, Indiana....................... 181,000    Leased         2

--------
(1) This facility has been substantially subleased to third parties for the remaining term of the lease.

  The Company's manufacturing operations include 37 injection molding machines ranging in size from 75 to 3,000 ton and seven structural foam molding machines, six of which are 750 ton and one of which is a dual platen 400 ton. With moderate additional capital expenditures, management believes that the Company's manufacturing facilities can accommodate a substantial increase in product volume. The Company manufactures substantially all of its products, with the current exception of fishing tackle boxes and aluminum firearm cases, which are manufactured by contract suppliers. The Company also employs contract manufacturers from time to time to address seasonal and other temporary peaks in customer demand. During fiscal 1998, construction began on a 230,000 square foot manufacturing and office facility in Arlington that the Company expects to lease from Mr. Doskocil, a director.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company has been involved in legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  No matters were submitted to a vote of the Company's securityholders during the fourth quarter of the fiscal year ended June 30, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's common stock, no par value, (the "Common Stock") is not listed for trading on any national securities exchange and is not available for quotation through the National Association of Securities Dealers Automated Quotation System. During fiscal 1998, the Company sold an aggregate of 51,914 shares of its common stock to a total of six persons at a purchase price of $15.03 per share. The foregoing transactions did not involve did not any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of
Section 4(2) thereof. As of June 30, 1998, there were approximately 16 holders of the Company's common stock. The Company has not declared dividends on its common stock in either of the last two fiscal years, and does not, at present, expect to pay dividends on its common stock in the future.

  The Company does not intend to apply to list its outstanding 10 1/8% Senior Subordinated Notes on any securities exchange or for quotation through the National Association of Securities Dealers Automated Quotation System. The liquidity of, and trading market for, the Subordinated Notes may be adversely affected by general declines in the market for similar securities, regardless of the Company's financial performance or prospects.

ITEM 6. SELECTED FINANCIAL DATA

  The financial data for the periods presented through June 30, 1997, reflect the combined historical financial position and results of operations for Doskocil and Spectrum, as these entities were under common ownership. Beginning September 19, 1997, the financial results of the Company, include the financial position and results of operations for Dogloo, Inc. Pro forma net income per common share (both basic and diluted) are based on the common shares outstanding after the recapitalization of Doskocil in July 1997 (the "Recapitalization") and the termination of Doskocil's "S" Corporation status at that same time. See "Notes to Financial Statements--Note 3 and 4."



                                                                         SIX
                                                  YEAR ENDED            MONTHS
                               YEAR    --------------------------------  ENDED
                              ENDED              DEC.    DEC.    DEC.    JUNE
                             JUNE 30,  DEC. 28,   30,     31,     31,     30,
                               1998      1996    1995    1994    1993    1997
                             --------  -------- ------- ------- ------- -------
                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales..................  $147,156  $103,455 $97,496 $92,267 $74,325 $51,756
Gross profit...............    47,594    30,327  25,944  29,782  26,788  13,367
Selling, general and
 administrative............    31,540    20,682  20,733  20,675  17,518  10,446
Operating income (loss)....    16,054     7,615   3,105   4,729   2,967  (3,800)
Interest expense...........    17,461     2,328   2,473     855     240     506
Income (loss) before income
 taxes.....................    (1,051)    4,743   1,190   3,951   2,942  (4,276)
Net income (loss)..........    (2,920)    4,743   1,190   3,951   2,942  (4,276)
Net income (loss)
 attributable to common
 shareholders..............    (4,104)    4,743   1,190   3,951   2,942  (4,276)
Net income (loss) per share
 basic and diluted.........     (1.50)      --      --      --      --      --
Pro forma net income
 (loss)....................       --      2,988     750   2,371   1,854  (2,694)
Pro forma basic and diluted
 net income (loss) per
 share.....................  $    --   $   2.25 $   .56 $  1.78 $  1.39 $ (2.02)



                                                   YEAR ENDED             SIX
                                 YEAR    ------------------------------- MONTHS
                                ENDED     DEC.    DEC.    DEC.    DEC.    ENDED
                               JUNE 30,    28,     30,     30,     30,   JUNE 30
                                 1998     1996    1995    1994    1993    1997
                               --------  ------- ------- ------- ------- -------
                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET AND OTHER DATA:
Capital expenditures.........  $ 11,458  $ 4,129 $19,156 $11,474 $ 6,796 $   971
Total assets.................   164,101   66,135  72,876  58,663  40,524  50,679
Capitalization:..............
 Total long-term debt........  $163,094  $ 7,465 $19,678 $20,797 $ 8,538 $ 6,590
 Partners' equity............       --     4,278   5,297   3,129     --    3,808
 Common stockholders'
  equity(deficit)............   (23,320)  31,360  25,851  27,333  26,411  25,282
                               --------  ------- ------- ------- ------- -------
  Total capitalization.......  $139,774  $43,103 $50,826 $51,259 $34,949 $35,680
                               ========  ======= ======= ======= ======= =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Financial Data and the Company's financial statements and related notes thereto included elsewhere in this report.

  Through 1996, both Doskocil's and Dogloo's fiscal years ended on or about December 31 of each year. In order to match the combined Company's fiscal year reporting with its seasonality, the Company changed its fiscal year end to June 30 in connection with the Merger. Accordingly, reference to fiscal 1996 or prior years means the years ended on or about December 31 of such year. Reference to fiscal 1997 means the six month period from January 1, 1997 through June 30, 1997. Reference to fiscal 1998 means the twelve month period ended on June 30 of such year. Historical financial information for the combined Company for the twelve month periods beginning on July 1, 1996 and July 1, 1997 are presented later in this section under the caption "Summary Combined (Doskocil and Dogloo) Historical Financial Information for the Twelve Months Ended June 30, 1998 and 1997."

RESULTS OF OPERATIONS

 Overview

  During fiscal 1998, the Company took steps to integrate its Dogloo and Doskocil operations by closing two Dogloo facilities, relocating key management, machinery and equipment to Arlington, and consolidating ordering, inventory and shipping into a single location while continuing to implement a new information system to meet the increased demands of the combined businesses. The Company also accelerated new product development and launched new products. A new overall "umbrella" brand strategy, using Pet Mate(R) and Pet Mate Pro(TM) as the Company's signature brands, was launched. In addition, a marketing, communications and grass roots public relations campaign was instituted to increase consumer awareness and create more consumer demand. At a recent APPMA show, the Company introduced 10 new products. At this same show, the Company's new cat products swept the judging for Best New Products.

  The integration of Doskocil and Dogloo is expected to be substantially complete in fiscal 1999. Included in fiscal 1999 will be the implementation of a new information system (the first phase of which is scheduled to commence operation on October 1, 1998), completion of a large tonnage manufacturing facility and move-in to that facility and implementation of the new branding and packaging strategies. The third quarter of fiscal 1999 is also expected to include a 35% SKU reduction plan. The Company may experience delays in this projected schedule.

  During the fourth quarter of fiscal 1998 and since then, the Company has experienced difficulty in fulfilling certain customer orders on a timely basis. This difficulty is attributable to a number of factors, including problems experienced in managing the combined product lines of Doskocil and Dogloo, forecasting accurately customer demand, production scheduling, logistic constraints and achieving planned production rates from certain equipment. The Company is taking short and long-term steps to address these matters, including developing a more sophisticated sales forecast system, expanding outsourcing of product production and shipping, developing a plan to reduce SKUs, installing a warehouse management information system, and implementing a new company wide information system. The Company's difficulty in fulfilling certain customer orders and the associated short-term increased costs incurred to address this difficulty (including increased labor and freight costs) will unfavorably impact future results until the long-term corrective steps satisfactorily address this matter.

  Net sales for each of the periods presented are summarized in the following table:



                                                  YEAR ENDED         SIX MONTHS
                                           -------------------------   ENDED
                              YEAR ENDED   DECEMBER 28, DECEMBER 30,  JUNE 30,
                             JUNE 30, 1998     1996         1995        1997
                             ------------- ------------ ------------ ----------
                                               (IN THOUSANDS)
Pet products................   $118,027      $ 72,692     $69,389     $35,838
Sporting goods and other....     22,490        21,950      23,591      11,105
Furniture and custom mold-
 ing........................        327         6,400       3,922       2,241
Outside resin sales.........      6,312         2,413         594       2,572
                               --------      --------     -------     -------
 Net sales..................   $147,156      $103,455     $97,496     $51,756
                               ========      ========     =======     =======

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 28,
1996

  Net sales increased to $147.2 million in fiscal 1998 from $103.5 million in fiscal 1996, an increase of $43.7 million or 42.2%. The increase was the result of the inclusion of Dogloo net sales of $45.7 million and a decrease in the net sales of Doskocil of $2.0 million. This decrease in Doskocil's net sales was primarily the result of the decision to discontinue the resin furniture and custom molding business, which historically carried low gross profit margins. Excluding the sales of the resin furniture and custom molding business, the Company's net sales increased approximately 4.2% or $4.1 million. This increase is primarily due to a $3.9 million increase in outside resin sales.

  Gross profit increased to $47.6 million in fiscal 1998 from $30.3 million in fiscal 1996, an increase of $17.3 million or 57.1%. As a percentage of net sales, gross margin increased to 32.3% in 1998 from 29.3% in 1996. The Company's gross profit was favorably affected by the inclusion of Dogloo results, lower plastic resin material costs, reduction of operating lease payments related to equipment repurchased as part of the Recapitalization and the discontinuation of the custom molding and resin furniture products. This increase was offset partially by lower factory utilization due to the merging of the two companies' facilities during the last half of fiscal 1998.

  Selling, general and administrative expenses ("SG&A") increased to $31.5 million in fiscal 1998 from $20.7 million in fiscal 1996, an increase of $10.8 million or 52.2%. The increase was the result of higher expenses due to the inclusion of Dogloo expenses after the Merger and $1.5 million of goodwill amortization associated with the Dogloo Merger. As a percentage of net sales, SG&A spending increased to 21.4% in 1998 from 20.0% in 1996.

  Interest expense increased to $17.5 million for fiscal 1998 from $2.3 million in fiscal 1996, primarily due to additional debt incurred in conjunction with the recapitalization and merger in the first quarter of fiscal 1998. Interest expense in fiscal 1998 also consists of amortization of fees and expenses associated with the related bridge financing of $2.5 million and $0.6 million related to the Credit Facility and the Notes. These bridge financing fees and expenses were charged to expense as a result of the refinancing of the Company which was completed concurrent with the Merger on September 19, 1997.

  Provision for income taxes of $1.9 million for fiscal 1998 is composed of a charge of $1.7 million for the change to a C Corporation status and a charge of $0.2 million on the net loss for the year. No provision was recorded for fiscal 1996 due to the Company's S Corporation status.

  Net loss for fiscal 1998 was $2.9 million compared to net income of $4.7 million in fiscal 1996. The change in net income primarily reflects the factors discussed above.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

  Net sales increased to $103.5 million in 1996 from $97.5 million in 1995, an increase of $6.0 million or 6.1%. Pet products sales increased to $72.7 million in 1996 from $69.4 million in 1995, an increase of $3.3 million or 4.8%. This increase in sales was attributable in part to the introduction of a new line of pet shelters, significant growth in sales of cat toys and houses, and the full year's effect of a price increase taken in late 1995. These factors were partially offset by an inventory realignment by a large customer, resulting in the cancellation of a significant number of pet products orders. Sporting goods and other sales decreased by $0.2 million, or 0.8%, to $23.6 million. This decrease was primarily caused by lower sales of firearm cases, due to overall market softness in this category. Custom molding sales increased to $4.8 million in 1996 from $3.7 million in 1995, an increase of $1.1 million or 27.3% as a result of the growth in sales to a large custom molder. Outside resin sales totaled $2.4 million in 1996, the first full year for this line of business compared to $0.6 million in 1995.

  Gross profit increased to $30.3 million in 1996 from $25.9 million in 1995, an increase of $4.4 million or 16.9%. As a percentage of net sales, gross margin increased to 29.3% in 1996 from 26.6% in 1995. Gross profit in 1996 was adversely affected by an increase in operating lease payments as the result of the sales of equipment in December 1995 pursuant to an operating lease. This increase in gross margin was primarily the result of increased capacity utilization, lower resin prices and the full year's effect of a price increase taken in late 1995. These factors were partially offset by higher overhead costs relating to additional capacity purchased in the prior year.

  SG&A remained essentially flat at $20.7 million in 1996. As a percentage of net sales, SG&A decreased to 20.0% in 1996 from 21.3% in 1995.

  Interest expense decreased by $0.3 million for the year ended December 28, 1996 from $2.5 million for the year ended December 30, 1995.

  Net income increased by $3.6 million for the year ended December 28, 1996 from $1.2 million for the year ended December 30, 1995. The change in net income primarily reflects the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

  Net sales were essentially unchanged for the six months ended June 30, 1997 as compared to the comparable period in 1996. This was largely due to the absence of custom molding sales in the first six months of 1997, compared to $4.3 million of custom molding sales in the comparable period for 1996. Doskocil's custom molding operations were reduced as management decided to terminate a large custom molding contract with unacceptable margins. Excluding custom molding, the Company's net sales in its core business increased approximately 9.0%, or $4.3 million, to $51.8 million for the first six months of 1997, compared to $47.5 million for its core business in 1996.

  Pet products sales increased $1.1 million, or 3.2% to $35.8 million for the six months ended June 30, 1997 from $34.7 million for the six months ended June 30, 1996. Pet products sales increased despite temporary inventory reduction programs by certain major customers. Sporting goods and other sales increased by $1.1 million, or 9.0%, to $13.3 million. Resin furniture sales, a low margin product line now discontinued, represented $0.7 million of this sales increase.

  Gross profit decreased to $13.4 million for the six months ended June 30, 1997 from $14.4 million for the comparable period in 1996, a decrease of $1.0 million or 7.1%. As a percentage of net sales, gross margin decreased to 25.8% from 27.8%. Gross profit for the first six months of 1997 was adversely affected by a charge of $1.9 million for the write-off of inventory and workers' compensation reserves. Excluding these charges, the gross profit would have been $15.3 million, or 29.6% of net sales, due to a shift in product mix to higher margin products and a reduction in resin costs.

  SG&A remained essentially flat at $10.4 million for the period ended June 30, 1997. As a percentage of net sales, SG&A increased to 20.2% from 20.1%.

  Interest expense for the six months ended June 30, 1997 decreased $1.3 million from the comparable period of 1996. This was primarily the result of a lower debt balance during the six months ended June 30, 1997.

  Net Loss for the six months ended June 30, 1997 decreased $5.6 million from the six months ended June 30, 1996 to the six months ended June 30, 1997 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  Current assets and current liabilities each increased $9.3 million, respectively, from June 30, 1997 to June 30, 1998. This increase primarily reflects higher receivables and payables due to the inclusion of Dogloo, and an accrual for lagging expenses related to the closure of the Dogloo facilities. These increases were offset by a reduction in other current debt.

  Non-current assets increased to $121.4 million at June 30, 1998, up from $17.3 million at June 30, 1997. This increase was the result of the inclusion of Dogloo's property, plant and equipment, goodwill and other assets relating to the Merger, and additional debt costs.

  Long-term debt at June 30, 1998 was $163.1 million, up from $6.6 million for the year ended June 30, 1997. The Company's long term debt consists of Credit Facility borrowings and the 10 1/8% Senior Subordinated Notes.

  The Credit Facility provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility and a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility (the "Revolving Credit Facility"), which facility includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Credit Facility requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and maximum leverage ratio. The Company has recently experienced difficulty in fulfilling certain customer orders on a timely basis and is taking corrective steps to address this matter. See "Business--Risks Related to the Business--Risks Related to the Merger and Integration of Doskocil and Dogloo."

  The Credit Facility also contains covenants which include, without limitation (i) delivery of financial statements and other reports; (ii) delivery of compliance and borrowing base certificates; (iii) notices of default, material litigation and material governmental and environmental proceedings; (iv) compliance with laws; (v) payment of taxes; (vi) maintenance of insurance; (vii) limitations on liens; (viii) limitations on mergers, consolidations and sales of assets; (ix) limitations on incurrence of debt;
(x) limitations on dividends and stock redemption and the redemption and/or prepayment of other debt; (xi) limitations on investments; (xii) ERISA (as defined) matters; (xiii) limitation on transactions with affiliates; and (xiv) limitation on capital expenditures.

  The Subordinated Notes are issued under the Indenture dated as of September 19, 1997 and are senior, subordinated, unsecured general obligations of the Company in the aggregate principal amount of $85.0 million. The Subordinated Notes mature on September 15, 2007 and pay interest at the rate of 10 1/8% per year, payable semi-annually on March 15 and September 15 of each year. The Notes are redeemable under certain circumstances provided in the Indenture and contain certain covenants and restrictions also provided in the Indenture.

  The Company's primary sources of liquidity are cash flow from operations and borrowings under the $27.5 million Revolving Credit Facility. At June 30, 1998, no borrowings were outstanding under the Revolving Credit Facility and financing available under the Revolving Credit Facility was approximately $17.0 million based on a formula of eligible accounts receivable and inventory. The Company intends to use cash flow from operations and borrowings under the Revolving Credit Facility to meet seasonal fluctuations in working capital requirements primarily driven by changes in inventory, accounts receivable and tooling requirements for new products. Working capital needs typically reach their peak in the period from May through September. The Company's obligations under the Credit Facility are secured by a security interest in substantially all of the Company's assets.

  The Company believes cash provided by operations and available under its Revolving Credit Facility will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

  Net cash provided from operating activities totaled $14.6 million for the twelve months ended June 30, 1998, compared with $16.8 million and a negative $4.8 million for the twelve month periods ended December 28, 1996 and December 30, 1995, respectively. The decrease in fiscal 1998 was primarily due to increased interest payments based on the increased debt balance of the Company which was somewhat offset by favorable working capital changes. The increase from 1995 to 1996 was mainly due to improved profitability and favorable working capital changes.

  Capital expenditures were $11.5 million for the year ended June 30, 1998 compared with $4.1 million and $19.2 million in December 28, 1996 and December 30, 1995, respectively. Expenditures in fiscal year 1998 include amounts for improvements to, and upgrades of, existing facilities and information systems.

  Capital expenditures for fiscal 1999 are expected to be approximately $13.0 million related to upgraded machinery, tooling and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facility. The capital requirements for fiscal 1999 may be partially offset by cash proceeds from the sale of the Indianapolis facility.

  Cash from disposal of assets was $2.8 million for the year ended June 30, 1998 compared to $4.1 million in 1996, which includes $0.8 million related to the sale of equipment related to the resin furniture business and $2.5 million received from the sale of excess Dogloo equipment after the merger. Proceeds in 1996 and 1995 primarily reflected proceeds related to sale leaseback transactions for equipment.

YEAR 2000

  In the next 18 months, most large companies will face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force information systems to either shut down or provide incorrect data or information. The Company began the process of identifying the necessary changes to its computer programs and hardware as well as assessing the progress of its significant vendors in their remediation efforts in 1997. The discussion below details the Company's efforts to ensure Year 2000 compliance.

  In 1997, the Company began a $3.6 million project to upgrade virtually all of its computer systems. Most of the costs of this project will be capitalized and amortized over a period not to exceed five years. As of June 30, 1998, capital expenditures were approximately $2.5 million related to this project. The upgrade program covers a wide array of computing applications, including financial, manufacturing and distribution systems, as well as ancillary systems such as factory control, electronic data information, e-mail, and desktop computing. The Company believes that all of the new equipment and software will be Year 2000 compliant, and the Company is obtaining certifications from the manufacturers and suppliers to verify such compliance. The upgrade process is well underway, and is scheduled to be completed in 1999. The Company anticipates having time to test the systems, in order to verify that its critical functions are Year 2000 compliant.

  The Company is contacting certain of its material suppliers and vendors to determine whether they are taking reasonable precautions against potential Year 2000 problems and seeking to determine whether any material delays or disruptions in their ability to supply goods and services to the Company are likely to occur. Despite these efforts, the Company cannot guarantee that it will not experience any problems in the Year 2000. Business operations depend largely upon daily interaction with numerous third parties over which the Company exercises no control. The Company believes third party compliance is its greatest risk in term of magnitude. The situation presents a very large challenge for all businesses. Management believes the Company is acting reasonably to meet that challenge.

  The Company has not developed any specific contingency plan in the event it fails to complete its Year 2000 projects. The Company will continue to monitor internal and external progress and, if it appears necessary, contingency plans will be made.

INFLATION

  The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standard Board issued two new accounting standards:

  Statement of Financial Accounting Standard No. 130, " Reporting Comprehensive Income" requires that companies report all recognized changes in assets and liabilities that are not the result of transactions with owners including those that are not reported in net income. The Company plans to adopt the standard effective with its fiscal year 1999 financial statements as required.

  Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" introduces a "management approach" for identifying reportable industry segments of an enterprise. The Company plans to adopt the standard, effective with its fiscal 1999 financial statements, as required.

SUMMARY COMBINED (DOSKOCIL AND DOGLOO) HISTORICAL FINANCIAL INFORMATION FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997

  The following table sets forth summary historical financial information of Doskocil and Dogloo on a combined basis for twelve month periods beginning on July 1, 1996 and July 1, 1997.

                                                                TWELVE MONTHS
                                                               ENDED JUNE 30,
                                                                 (UNAUDITED)
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (IN THOUSANDS)
Pet products................................................. $130,863 $126,776
Sporting goods and other.....................................   22,490   22,758
Furniture and custom molding.................................      375    6,671
Outside resin sales..........................................    5,370    4,478
                                                              -------- --------
  Combined net sales.........................................  159,098  160,683
Cost of sales................................................  105,982  110,833
                                                              -------- --------
  Gross profit...............................................   53,116   49,850
Selling general and administrative expenses..................   35,626   34,858
Officer and retention bonus..................................      --     4,052
Write down of equipment to be disposed.......................      --     3,846
                                                              -------- --------
  Operating Income...........................................   17,490    7,094
Adjustments:
Depreciation and amortization (1)............................   11,478    9,352
                                                              -------- --------
  EBITDA (2)................................................. $ 28,968 $ 16,446
                                                              ======== ========

--------
(1) In 1997, excludes depreciation associated with equipment repurchased from operating leases. Also excludes goodwill amortization ($0.4 in 1998 and $1.9 million in 1997) that would have been incurred had pro forma effect been given to the Merger as of July 1, 1997 (see Note 4 to Financial Statements).

(2) The term EBITDA as used above means operating income plus depreciation and amortization. EBITDA should not be construed as a substitute for operating income or be considered a better indicator of liquidity than cash flow from operating activities which is determined in accordance with generally accepted accounting principles. EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. EBITDA, as adjusted, for Doskocil and Dogloo on a combined basis for the twelve months ended June 30, 1997, as presented in the Company's Offer to Exchange Prospectus dated February 23, 1998, was $29.5 million as it included, in the aggregate, $13.1 million of additional adjustments consisting of the following amounts: (i) $4.1 million representing an officer's bonus paid to one of Dockocil's former owners, the majority of which was intended to compensate the owner for personal tax liability associated with taxable income arising from Dockocil's Subchapter S earnings and a one time retention bonus provided to Dockocil employees in connection with the recapitalization of Dockocil in July 1997 (the "Recapitalization"); (ii) $3.8 million representing the write down of assets in 1997 as a result of management's decision to discontinue the production of resin furniture which had sales of $2.2 million in the year ended June 30, 1997 and $2.0 million in the year ended June 30, 1998; (iii) $2.5 million representing the income and depreciation effect of equipment repurchases from operating lessors for $18.7 million as part of the Recapitalization (adjustments reflect this transaction as if it has been affected at the beginning of the period by adding back operating lease payments made and these payments have been allocated between income and depreciation, as if the assets had been owned by Dockocil and depreciated); (iv) $0.2 million representing management and other fees paid to Westar ($0.7 million of management and other fees were paid to Westar during the twelve months ended June 30, 1998); (v)
    $.1 million representing settlement costs related to the cessation of employment of an executive; and (vi) $2.3 million representing non-cash write-offs reflecting adjustments recorded primarily to increase reserves for inventory and workers' compensation liabilities. No calculation of an adjusted EBITDA figure for the twelve month period ended June 30, 1998 has been made.

  Net Sales decreased from $160.7 million for the twelve months ended June 30, 1997 to $159.1 million for the twelve months ended June 30, 1998, a decrease of 1%. This decrease was due principally to the Company's decision to exit the furniture and custom molding businesses. Sporting goods sales remained flat from year to year while the Company's core business, pet product sales, increased by $4.1 million or 3.2%

  Gross profit improved from $49.9 million for the twelve months ended June 30, 1997 to $53.1 million for the twelve months ended June 30, 1998, an increase of $3.2 million or 6.5%. As a percentage of net sales, gross margin increased to 33.4% for the twelve months ended June 30, 1998 as compared to 31.0% for the twelve months ended June 30, 1997. The combined Company's gross profit margin was favorably affected by the discontinuation of lower margin products, lower resin costs, the closure of duplicate facilities and lower lease expenses. These savings were partially offset by increased manufacturing and distribution overhead due to the consolidation of facilities.

  EBITDA was $29.0 million for the twelve months ended June 30, 1998 as compared to $16.4 million for the twelve months ended June 30, 1997, an increase of 76.8%. This increase was due to savings resulting from the Merger achieved in 1998 as well as the exclusion of the 1997 non-recurring expenses of certain bonuses, write down of equipment and inventories and other expenses associated with the Recapitalization and Merger. These savings were somewhat offset by higher freight and operating costs in the last half of fiscal 1998.

ITEM 8. FINANCIAL STATEMENTS

  Indexes to Financial Statements are presented starting on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position of each of the individuals who serve as directors, executive officers and key employees of the Company. Each director will hold office until the next annual meeting of stockholders or until his successor has been duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

       NAME                 AGE                         POSITION
       ----                 ---                         --------
   Gary E. Kleinjan........  49 President and Chief Executive Officer, Director
   Michael J. Farmer.......  37 Executive Vice President of Sales & Marketing
   Bruce M. Schafer........  50 Senior Vice President of Operations
   John J. Casey...........  50 Chief Financial Officer
   Donald J. Fritschen.....  58 Vice President of New Business Development & Integration
   Janet A. Dudsak.........  51 Vice President of Human Resources
   C. Raymond Thomas.......  51 Vice President of Information Systems
   George L. Argyros.......  61 Director
   John W. Clark...........  53 Director
   Charles D. Martin.......  61 Director
   Benjamin L. Doskocil,
    Sr. ...................  60 Director
   Michael P. Hoopis.......  47 Director
   Larry E. Rembold........  57 Director

  Gary E. Kleinjan joined the Company as its President and Chief Executive Officer and as a director effective October 6, 1997. Mr. Kleinjan has 20 years of experience in the consumer products industry. From August 1997 to September 1997, Mr. Kleinjan served as President of Sales and Corporate Accounts of Rubbermaid, Inc.'s Home Products division. From 1994 to August 1997, Mr. Kleinjan served as President and General Manager of Rubbermaid, Inc.'s, Little Tikes division. During 1994, Mr. Kleinjan served as President and General Manager of Rubbermaid, Inc.'s Office Products division. From 1992 to 1994, Mr. Kleinjan served as Vice President and General Manager of Micro Computer Accessories, a Rubbermaid, Inc., company.

  Michael J. Farmer has served as the Company's Executive Vice President of Sales and Marketing since consummation of the Merger, prior to which he had served as Executive Vice President and General Manager of Dogloo since May, 1997. From April 1994 to May 1997, Mr. Farmer served as Vice President, Sales and Marketing, of Dogloo. Mr. Farmer has 14 years of experience in the durable consumer products business. From 1989 to 1994, Mr. Farmer served as Director of Marketing and New Product Development of the Coleman Company. From 1983 to 1989, Mr. Farmer served in several positions including Director of Engineering and Materials Management, Factory Operations Manager and Industrial Engineering Manager of the Coleman Company.

  Bruce M. Schafer has served as the Company's Senior Vice President of Operations since consummation of the Merger, prior to which he had served as Dogloo's Vice President of Operations and Research and Development since September, 1996. From 1995 to September, 1996, Mr. Schafer served as Chief Operating Officer for McKecknie Plastics USA, a British custom injection molding company. From 1992 to 1995, he served as General Manager of an injection molding plant of Automotive Industries, a privately held company. From 1981 to 1992, Mr. Schafer served in various positions with General Motors Corporation, including Engineering Manager of a design implementation team for automobile plastic components.

  John J. Casey joined the Company as Chief Financial Officer in September 1998. Mr. Casey has more than 25 years experience, mostly working for manufacturing and marketing branded consumer products. Recently he served as Chief Financial Officer for Brierley & Partners in Dallas, Texas from 1997 through June 1998 and for Pioneer Flour Mills in San Antonio, Texas from 1988 through 1996. Mr. Casey's early experience includes various assignments with PepsiCo International and Baxter Travenol. He earned his MBA in Finance from Harvard Business School.

  Donald J. Fritschen has served as Vice President of New Business Development and Integration since September, 1998. Prior to that time he served as the Company's Vice President and Chief Financial Officer from consummation of the Merger until September 1998. Prior to the Merger he had served as Doskocil's Vice President and Chief Financial Officer since 1990. Mr. Fritschen has 14 years of experience in the injection molded plastic products industry. From 1985 to 1990, Mr. Fritschen served as Chief Financial Officer of the Max Fletcher companies, a diversified holding company. From 1978 to 1985, Mr. Fritschen served as Controller of Rubbermaid Inc.'s Specialty Products, Inc. division.

  C. Raymond Thomas has served as the Company's Vice President of Information Systems since consummation of the Merger, prior to which he had managed Doskocil's information systems since July 1996. From 1990 to 1996, Mr. Thomas worked as an independent systems consultant. Mr. Thomas has 27 years experience in information systems management.

  Janet A. Dudsak joined the Company as Vice President, Human Resources in January, 1998. Ms. Dudsak has more than 15 years of experience in administration and human resource management. From 1996 to 1998, Ms. Dudsak was Division Human Resource Manager for The Little Tikes Company, a division of Rubbermaid, Inc. From 1994 to 1996, she held the position of Vice President, Human Resources for Rubbermaid Healthcare Products. From 1990 to 1994, Ms. Dudsak was Corporate Manager, Human Resource Systems and Administration for Rubbermaid, Inc. From 1982 through 1990, she held several corporate staff positions in training and development at Rubbermaid. Prior to joining Rubbermaid, Ms. Dudsak was Director, Office Operations for The Sherwin-Williams Company, Consumer Products division.

  Benjamin L. Doskocil, Sr., has served as a director of the Company since consummation of the Merger. Mr. Doskocil founded Doskocil in the early 1960's and served as Doskocil's President and Chief Executive Officer from its formation until the recapitalization of Doskocil in July, 1997 (the "Recapitalization"). Pursuant to the Stockholders' Agreement (as defined below), Benjamin L. Doskocil, Sr., or his son, Edward J. Doskocil, have the right to a board seat so long as Benjamin L. Doskocil, Sr., and his spouse own at least fifty percent (50%) of the Company's Common Stock that was owned by them immediately following consummation of the Recapitalization.

  George L. Argyros has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since September 1995. Mr. Argyros has been a General Partner of Westar since its formation in 1987. Mr. Argyros has also served as Chairman and Chief Executive Officer of Arnel & Affiliates, a West Coast diversified investment company, since 1968. Mr. Argyros is a member of the board of directors for Rockwell International Corporation, First American Financial Corporation, the Newhall Land and Farming Company and selected companies within the Westar portfolio. Mr. Argyros was the 1993 recipient of the Horatio Alger Award of Distinguished Americans and currently serves as President and Chief Executive Officer of the Washington D.C. based Horatio Alger Association. Mr. Argyros formerly was a co-owner of AirCal and owner of the Seattle Mariners Baseball Club of the American League.

  John W. Clark has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since September 1995. Mr. Clark has been a General Partner of Westar since 1995. From 1990 to May 1995, Mr. Clark was a private investor. Prior to 1990, Mr. Clark was President of Valentec International Corporation, a producer of metal and electronic components for military and commercial products. Mr. Clark is a director of Amerigon, Inc., and serves on the boards of selected companies within the Westar portfolio. Earlier in his career, Mr. Clark was founder and Managing Partner of a CPA practice which grew substantially before merging into Ernst & Young's predecessor firm, where he served as the office's Managing Partner.

  Charles D. Martin has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Doskocil since the Recapitalization in July 1997. Mr. Martin served as a director of Dogloo from September 1995 to April 1997. Mr. Martin has been a General Partner of Enterprise since its formation in 1985 and has also been a General Partner of Westar since its formation in 1987. Mr. Martin is a member of the board of directors of USCS International, Inc. Mr. Martin has served on the board of directors of 38 private and public companies.

  Michael P. Hoopis has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since December 1994. Starting in September 1998, Mr. Hoopis will become President and Chief Executive Officer of the Consumer products segment of Allegheny Teledyne Incorporated. From July 1996, Mr. Hoopis has served as President of Worldwide Household Products, Black & Decker Corporation. From May 1992 to July 1996, Mr. Hoopis served as President of Price Pfister, Inc., a division of Black & Decker Corporation.

  Larry E. Rembold served as the Company's Interim President and Chief Executive Officer from July 1997 to October 1997 and has served on the Company's board since July 1997. From March 1996 to June 1997, Mr. Rembold worked on several consulting engagements for companies with an emphasis on lender relations and acquisition evaluations. Mr. Rembold was a consultant to Enterprise in its due diligence effort of Doskocil prior to the Recapitalization (see Notes to Financial Statements--Note 3), and again during May and June of 1998, worked with the Company in a consulting capacity. From April 1989 to March 1996, Mr. Rembold served as President and Chief Executive Officer of Dolco Packaging Corporation ("Dolco"), a plastics company whose shares were traded publicly until March 1996, at which time Dolco was sold and taken private.

COMMITTEES OF THE BOARD OF DIRECTORS

  The Company's Board of Directors has a Compensation Committee and an Audit Committee. The members of both the Compensation Committee and the Audit Committee are Messrs. Clark, Rembold and Hoopis.

  The Compensation Committee is responsible for policies, procedures and other matters relating to employee benefits and compensation plans. The Compensation is also responsible for administering and making awards under the stock based compensation plans.

  The Audit Committee is responsible for policies, procedures and other matters relating to accounting, internal financial controls and financial reporting, including the engagement of independent auditors. The Audit Committee reviews with the auditors their report on the financial statements following completion of each such audit.

ITEM 11. EXECUTIVE COMPENSATION

  The following table shows, for the fiscal year ended June, 1998, the compensation paid or accrued by the Company to those persons who (i) served as Chief Executive Officer and (ii) the other four most highly compensated executive officers, "Named Executive Officers". None of these persons, other than Mr. Fritschen, served as an executive officer of the Company in prior periods.

                          SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                              ANNUAL COMPENSATION(1)        COMPENSATION
                                         ---------------------------------   SECURITIES
       NAME AND                                             OTHER ANNUAL     UNDERLYING
  PRINCIPAL POSITION         PERIOD       SALARY   BONUS   COMPENSATION(2) OPTIONS/SARS(3)
  ------------------     --------------- -------- -------- --------------- ---------------
Gary E. Kleinjan.......  12 months ended $182,789 $    --     $109,316         93,500
 President and Chief
  Executive                  6/30/98
 Officer
Michael J. Farmer,.....  12 months ended $132,461 $100,000    $195,038         45,000
 Executive Vice
  President                  6/30/98
 Sales & Marketing
Bruce M. Schafer.......  12 months ended $130,461 $ 54,000    $ 91,111         36,000
 Senior Vice President
  of                         6/30/98
 Operations
Donald J. Fritschen(4).  12 months ended $106,561 $    --     $    --          18,750
 Vice President,
  Business                   6/30/98
 Development and
  Integration
Janet A. Dudsak,.......  12 months ended $ 47,151 $ 10,000    $ 41,756         10,000
 Vice President, Human       6/30/98
 Resources

--------
(1) Mr. Kleinjan joined the Company in October 1997. Mr. Farmer and Mr. Schafer were former Dogloo employees who joined the Company effective with the Merger on September 19, 1997. Ms. Dudsak joined the Company in January of 1998. Accordingly, the compensation of each Company Named Executive presented for the last fiscal year includes only the amounts paid by the Company to each executive during such period. The annualized compensation of Mr. Kleinjan, Mr. Farmer, Mr. Schafer and Ms. Dudsak were $275,000, $166,000, $155,000 and $100,000 respectively during the past fiscal year.

(2) Consists solely of moving expenses plus reimbursement of federal taxes and other adjustments in connection with certain of the Named Executives' move to the Dallas, Texas area in the last fiscal year.

(3) These Represent, shares underlying options to purchase Common Stock. See the following table for more detailed information on such options.

(4) Mr. Fritschen served as Vice President and Chief Financial Officer from consummation of the Merger until September, 1998.

  Consulting Services. Mr. Benjamin L. Doskocil, Sr., retired from his position as Doskocil's President and Chief Executive Officer in July 1997. Thereafter Mr. Doskocil entered into a letter agreement with the Company whereby he agreed to render certain consulting services. Pursuant to this agreement, Mr. Doskocil receives $2,000 per day for consulting services, plus reimbursement of expenses, and $2,000 per meeting of the board of directors.

  Employment Agreement. Mr. Michael J. Farmer is party to an employment agreement with the Company, pursuant to which he serves as Executive Vice President of Sales and Marketing. Pursuant to this agreement, Mr. Farmer receives an annual base salary of approximately $166,000, plus an annual bonus if he meets certain performance targets agreed to by him and the Company at the start of each year. In the event Mr. Farmer's employment is terminated other than for cause, Mr. Farmer will receive severance pay equal to his annual base salary plus the greater of (a) his last annual bonus, or (b) the performance bonus payable during the fiscal year of termination.

  In connection with the Merger, the Company delivered letters to certain members of Dogloo's management, including Messrs. Farmer and Schafer. The letters provide, among other things, that if following the Merger the employee is terminated without cause or resigns for good reasons (as defined) on or before August 31, 1999, the Company will continue to pay the employee's salary and benefits for a twelve-month period following the termination or resignation date.

  Option Plan. In connection with the Merger, the Company adopted a stock option plan (the "Option Plan"), which provides for the grant to employees from time to time of non-qualified stock options and incentive stock options pursuant to Section 422 of the IRC to purchase up to an aggregate of 625,000 shares of the Company stock. The Company granted "base" options to certain employees following the Merger at an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock. Additionally, all Dogloo employees who held options to purchase shares of Dogloo Common Stock ("Dogloo Options") and who continued with the Company after the Merger had their Dogloo Options assumed by the Company and converted into options to purchase shares of the Company Common Stock. All "base" options to purchase shares of the Company Common Stock, including those Dogloo Options assumed by the Company in the Merger, will become exercisable at the rate of twenty percent (20%) per year on the first through the fifth anniversaries of the date of grant. The Option Plan also provides for the acceleration of the exercisability of 50 percent of the previously unvested portion of the options, unless the Company's Board of Directors determines that such options should not be accelerated, upon the occurrence of certain corporate events involving the dissolution or liquidation of the Company, merger or consolidation where less than 50% of the outstanding voting securities of the surviving entity are owned by former shareholders of the Company, or the sale of substantially all of the Company's business or assets. All option holders who exercise such options will be required to execute and thereby become a party to the Second Securityholders Agreement (see "Stockholder Agreements") and become subject to certain of the rights and restrictions of that agreement.

  In addition to the "base" options described above, the Company granted additional stock options to certain employees of the Company following the Merger. These options have an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock, and vest on the sixth anniversary of the grant date provided, however, that the options vest on June 30, 1999 (June 30, 1998, in the case of certain options) if certain specified financial or other goals set by the board of directors are met.

                     OPTION GRANTS IN LAST FISCAL YEAR(A)

                                                                                 POTENTIAL
                                                                             REALIZABLE VALUE
                                                                             AT ASSUMED ANNUAL
                                                                               RATE OF STOCK
                                            % OF TOTAL                             PRICE
                              SECURITIES     OPTIONS                         APPRECIATION FOR
                              UNDERLYING    GRANTED TO   EXERCISE             OPTION TERM(B)
   NAME AND PRINCIPAL           STOCK       EMPLOYEES     PRICE   EXPIRATION -----------------
        POSITION         YEAR  OPTIONS    IN FISCAL YEAR   $/SH      DATE    5% ($)   10% ($)
   ------------------    ---- ----------  -------------- -------- ---------- ------- ---------
Gary E. Kleinjan,....... 1998   33,265(c)                 15.03    12/10/07
 President & Chief
  Executive,                    21,735(d)                 15.03    12/10/07
 Officer                        30,000(e)                 15.03    12/10/07
                                 8,500(f)                 15.03    12/10/07
                                ------
 Total                          93,500         16.7%                         883,789 2,239,694
Michael J. Farmer,...... 1998   17,088(c)                 15.03    12/10/07
 Executive Vice
  President,                     6,653(g)                 15.03    12/10/07
 Sales and Marketing             8,347(e)                 15.03    12/10/07
                                12,912(h)                 15.03    12/10/07
                                ------
 Total                          45,000          8.0%                         425,353 1,077,928
Bruce M. Schafer,....... 1998   19,696(c)                 15.03    12/10/07
 Senior Vice President,          6,653(g)                 15.03    12/10/07
 Operations                      5,347(e)                 15.03    12/10/07
                                 4,304(h)                 15.03    12/10/07
                                ------
 Total                          36,000          6.4%                         340,282   862,342
Don J. Fritschen,....... 1998   12,500(c)                 15.03    12/10/07
 Vice President, New
  Business                       6,250(g)                 15.03    12/10/07
 Development and
  Integration
                                ------
 Total                          18,750          3.3%                         177,230   449,137
Janet A. Dudsak,........ 1998    7,500(c)       1.8%      15.03    12/10/07   94,523   239,540
 Vice President, Human
 Resources

--------
(a) No information is presented concerning SARs because none have been granted by the Company.

(b) Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise, and is calculated assuming the fair market value on the date of the grant appreciates at the indicated annual rate (set by the Securities and Exchange Commission), compounded annually, for the term of the option. The 5% and 10% rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future increases in the value or price of the Common Stock.

(c) Consists of "base" Incentive Stock Options granted in the last fiscal year which become exercisable at the rate of 20% per year starting on the one year anniversary of the grant date and continuing to vest at an annual rate of 20% per year on the following four anniversaries of the grant date.

(d) Consists of "base" Non-Qualified Stock Options granted in the last fiscal year which become exercisable at the rate of 20% per year starting on the one year anniversary of the grant date and continuing to vest 20% per year for each of the following four anniversaries of the grant date.

(e) Consists of "performance" Non-Qualified Stock Options granted in the last fiscal year which become 100% exercisable on the sixth year anniversary of the grant date, subject to immediate vesting if the Company exceeds a specified level of EBITDA (net earnings plus interest expense, income tax expense, depreciation expense and amortization expense) for the fiscal year ending June 30, 1999.

(f) Consists of "performance" Non-Qualified Stock Options granted in the last fiscal year which become 100% exercisable on the sixth year anniversary of the grant date, subject to immediate vesting if the Compensation Committee determines that certain qualitative performance targets were met by June 30, 1998.

(g) Consists of "performance" Incentive Stock Options granted in the last fiscal year which become 100% exercisable on the sixth year anniversary of the grant date, subject to immediate vesting if the Company exceeds a specified level of EBITDA (net earnings plus interest expense, income tax expense, depreciation expense and amortization expense) for the fiscal year ending June 30, 1999.

(h) Consists of "base" Non-Qualified Stock Options granted by Dogloo and converted to Company options in the Merger and which become exercisable at the rate of 20% per year starting on the one year anniversary of the grant date and continuing to vest at 20% per year for each of the succeeding four anniversaries of the grant date.

  Stockholders Agreements. The following agreements regulate the relationship among the Company's shareholders: (1) a Stockholders' Agreement dated as of July 1, 1997, by and among Benjamin L. Doskocil, Sr., Mary Frances Doskocil (collectively, the "Doskocils"), Enterprise and the Company (the "Stockholders' Agreement"); (2) a First Amendment to Stockholders' Agreement, dated as of September 19, 1997, by and among Enterprise, Westar, HBI, the Doskocils and the Company (the "First Amendment"); and (3) an Amended and Restated Securityholders Agreement, date as of September 19, 1997, by and among Enterprise, Westar, HBI, the Company and certain other security holders other than the Doskocils (the "Second Securityholders Agreement").

  Prior to the Merger, Dogloo Securityholders were and are bound by a Securityholders Agreement dated as of September 22, 1995 (the "First Securityholders Agreement"). The Second Securityholders Agreement amends and restates the First Securityholders Agreement to apply on a going-forward basis to all Company shareholders who sign the Second Securityholders Agreement (other than the Doskocils), including those Dogloo shareholders whose shares of Dogloo capital stock were converted into shares of Doskocil capital stock in the Merger and, with respect to certain provisions, any shareholders who purchase shares or exercise options in the future. (Company shareholders who do not sign the Second Securityholders Agreement will continue to be bound by the First Securityholders Agreement, which contains, with certain exceptions, provisions similar to those contained in the Second Securityholders Agreement.) The Second Securityholders Agreement contains (i) certain preemptive rights for all holders of more than ten percent (10%) of the fully diluted Doskocil Common Stock ("Eligible Securityholders"); (ii) rights of first offer in favor of Eligible Securityholders in the event any Securityholder proposes to sell the Company's securities; (iii) tag-along rights entitling securityholders other than Westar, Enterprise and HBI ("Other Securityholders") to join in certain proposed sales of Company securities by Eligible Securityholders; (iv) drag-along rights entitling a majority in interest of the Eligible Securityholders to compel participation in, or a vote in favor of, stock sales and certain other transactions; and (v) certain registrations rights for all holders of Doskocil Common Stock. The Second Securityholders Agreement also contains certain other restrictions on transfer of equity securities. In the event any existing Other Securityholder ceases to be an employee of the Company, the Second Securityholders Agreement gives the Company the option to repurchase the shares of such Other Securityholder. All Other Securityholders who owned Company securities at the time of the Merger will have the option to require the Company to repurchase their shares between January 1, 2000 and June 30, 2000 for a price per share based on five times the Company's EBITDA, minus its debt and the redemption value of its preferred stock, divided by the number of shares of fully diluted Doskocil Common Stock then currently outstanding (the "Repurchase Price").

  The Second Securityholders Agreement also gives holders of Doskocil Series B and Series C Preferred Stock the right to convert such shares into subordinated debt of the Company under certain conditions. Subject to the consent of the Company's lenders and compliance with Texas law (and in the case of conversion of Series C Preferred Stock if all holders of Series C Preferred Stock also consent), the holders of Doskocil Series B and Series C Preferred Stock may convert some or all of their shares into subordinated debt which would accrue simple interest at the rate of ten percent per year. Such debt would be subordinated and junior to any other debt under any working capital or other credit agreement or facility with a commercial bank, insurance company, other recognized financial institution, or any debt, including the Notes, issued to the public pursuant to a private placement or effective registration statement, any debt incurred in connection with any past or future acquisitions by the Company, and any sale/leaseback financing of equipment or real property by the Company. As part of the

Transactions, the Company redeemed all of the Doskocil Series B Preferred Stock and a portion of the Doskocil Series C Preferred Stock.

  The Stockholders' Agreement was executed in connection with the Recapitalization and governs the relationship among Enterprise and the Doskocils after the Recapitalization. It contains (i) limitations on transfer of Company stock, including certain rights of first offer in favor of the Company and Enterprise if the Doskocils propose to transfer their stock; (ii) tag-along rights entitling the Doskocils to join in certain sales by Enterprise (iii) drag-along rights obligating the Doskocils to sell their stock in certain transactions initiated by Enterprise; (iv) certain preemptive rights in the event new securities are issued by the Company; and (v) certain registration rights. Additionally, the parties to the Stockholders' Agreement agreed to vote for the election of Mr. Doskocil (or his designee) as a director of the Company for so long as the Doskocils (and/or their family members) own at least fifty percent (50%) of the Company stock owned by the Doskocils upon consummation of the Recapitalization.

  The First Amendment added Westar, certain Westar affiliates and HBI as signatories to the Stockholders' Agreement. The First Amendment also reconciles certain provision of the Stockholders' Agreement with the Second Securityholders Agreement to provide for the Doskocils, Enterprise, Westar and HBI to share in certain rights and restrictions of their stock ownership with all other securityholders on a pro rata basis. Accordingly, pursuant to the First Amendment, the Doskocils agree that the pro rata sharing provisions of their tag-along rights and registration rights will be governed by the Second Securityholders Agreement, rather than the Stockholders' Agreement, in order to provide for the Doskocils to share in all rights and restrictions of such provisions with all other Company security holders. Similarly, pursuant to the First Amendment, Westar, HBI, and certain Westar affiliates became parties to the Stockholders' Agreement and agree that their preemptive rights and rights of first offer will be governed by the Second Securityholders Agreements, rather than the Stockholders' Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 30, 1998 by (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment beneficially owned by them, subject to community property laws where applicable, and are located at the Company's principal offices at 4209 Barnett Boulevard, Arlington, Texas 76017.

                                                 SHARES BENEFICIALLY OWNED
   NAME AND ADDRESS OF BENEFICIAL OWNERS           AFTER THE TRANSACTIONS
   -------------------------------------         ------------------------------
                                                    NUMBER        PERCENT(1)
                                                 --------------- --------------
   Westar Capital II, LLC,(2)...................         434,333          14.0%
    a Delaware limited liability company
    Attn: John W. Clark
    949 South Coast Drive, Suite 650
    Costa Mesa, California 92626
   Westar Capital, L.P.,(3).....................         161,208           5.2%
    a California limited partnership
    Attn: John W. Clark
    949 South Coast Drive, Suite 650
    Costa Mesa, California 92626
   HBI Financial Inc.,(4).......................       1,578,443          50.9%
    a Washington corporation
    Attn: Irwin Treiger
    Bogle & Gates
    601 Union Street, Suite 4700
    Seattle, Washington 98101
   Enterprise Partners III, L.P.,(5)............         322,347          10.4%
    a Delaware limited Partnership
    Attn: Charles D. Martin
    5000 Birch Street, Suite 6200
    Newport Beach, California 92660
   Enterprise Partners IV, L.P.(6)..............         177,666           5.7%
    a Delaware limited Partnership
    Attn: Charles D. Martin
    5000 Birch Street, Suite 6200
    Newport Beach, California 92660
   George L. Argyros(7).........................       2,173,984          70.1%
   Benjamin L. Doskocil, Sr.(8).................         332,755          10.7%
   John W. Clark(9).............................         595,541          19.2%
   Charles D. Martin(10)........................       1,139,036          36.7%
   Larry E. Rembold(11).........................           3,300         *
   Michael P. Hoopis............................             --        --
   Gary E. Kleinjan (12)........................          19,500         *
   Michael J. Farmer(13)........................          15,464         *
   Bruce M. Schafer(14).........................           5,660         *
   Donald J. Fritschen..........................           2,500         *
   C. Raymond Thomas............................             --          *
   Janet A. Dudsak..............................           1,000         *
   All directors and executive officers as a
    group (9
    persons)(7)(8)(9)(10)(11)(12)(13)(14).......       3,097,158          99.1%

--------
 *  Less than 1%

 (1) Percentage of ownership is based on 3,103,144 shares of Common Stock outstanding as of June 30, 1998. The number of shares of Common Stock beneficially owned and calculation of percentage ownership, in each case, takes into account those shares underlying stock options that are exercisable within 60 days after June 30, 1998.

 (2) Shares held of record by Westar Capital II, LLC, a Delaware limited liability company ("Westar LLC"). The members of Westar LLC are George L. Argyros, Sr., and Westar Capital Associates II, LLC, a Delaware limited liability company ("WCALLC"). The members of WCALLC are, among other, Mr. Argyros, John W. Clark and Charles D. Martin. Messrs. Argyros, Clark and Martin may be deemed to have shared voting or dispositive power with respect to the shares held by Westar LLC. Messrs. Argyros, Clark and Martin disclaim beneficial ownership of shares held by Westar LLC except to the extent of their interests described above.

 (3) Shares held of record by Westar Capital, L.P., a California limited partnership ("Westar LP"). The sole general partner of Westar LP is Westar Capital Associates, a California limited partnership ("WCALP"), of which, among others, GLA Financial Corporation, a California corporation ("GLA"), Messrs. Clark and Martin are general partners. Mr. Argyros is the sole shareholder of GLA Financial and a limited partner of Westar LP and WCALP. GLA and Messrs. Argyros, Clark and Martin may be deemed to have shared voting or dispositive power with respect to the shares held by Westar LP. GLA and Messrs. Argyros, Clark and Martin disclaim beneficial ownership of shares held by Westar LP except to the extent of their interests described above.

 (4) Shares held of record by HBI, Financial Inc., a Washington Corporation ("HBIV") of which Mr. Argyros is the sole shareholder.

 (5) Shares held of record by Enterprise Partners III, L.P., a Delaware limited partnership ("EPIII"). The sole general partner of EPIII is Enterprise Management Partners III, L.P., a Delaware limited partnership ("EMPIII"), of which, among others, Charles D. Martin, is a general partner. Shares exclude: (i) 28,033 shares of Doskocil Common Stock held by Enterprise Partners IV Associates, a Delaware limited partnership ("EPIVA") (approximately 0.9%) of which EMPIII is the sole general partner; (ii) 177,666 shares of Doskocil Common Stock held by Enterprise Partners IV, L.P., a Delaware limited partnership ("EPIV") (approximately 5.7%) of which Enterprise Management Partners IV, L.P., a Delaware limited partnership ("EMPIV"), is the sole general partner; Mr. Martin, among others, is the general partner of EMPIV; and (iii) 15,449 shares of Doskocil Common Stock held by Enterprise Partners IV, L.P., a Delaware limited partnership ("EPIVA") (approximately 0.5%) of which EMPIV is the sole general partner. Mr. Martin may be deemed to have shared voting or dispositive power with respect to the shares described above. Mr. Martin disclaims beneficial ownership of such shares except to the extent of his interests described above.

 (6) Shares held of record by EPIV (as defined above). The sole general partner of EPIV is EMPIV, of which, among others, Charles D. Martin, is a general partner. Shares exclude: (i) 322,347 shares of Doskocil Common Stock held by EPIII (approximately 10.4%) of which EMPIII is the sole general partner; (ii) 28,033 shares of Doskocil Common Stock held by EPIIIA (approximately 0.9%) of which EMPIII is the sole general partner; and (iii) 15,449 shares of Doskocil Common Stock held by EPIVA (approximately 0.5%) of which EMPIV is the sole general partner. Mr. Martin may be deemed to have shared voting or dispositive power with respect to the shares described above. Mr. Martin disclaims beneficial ownership of such shares except to the extent of his interests described above.

 (7) Consists of 434,333 shares of Common Stock held by Westar LLC, 161,208 shares held by Westar LP and 1,578,443 shares held by HBI. Mr. Argyros disclaims beneficial ownership of the shares held by Westar LLC, Westar LP and HBI, except to the extent of his ownership interest in Westar LLC, Westar LP and HBI described above.

 (8) Consists of 331,363 shares of Common Stock held in the name of Benjamin
     L. Doskocil, Sr., and 1,392 shares of Common Stock held in the name of Mary Frances Doskocil, Mr. Doskocil's spouse.

 (9) Consists of 434,333 shares of Common Stock held by Westar LLC of which WCALLC is a member, and 161,208 shares held by Westar LP of which WCALP is the sole general partner. Mr. Clark disclaims beneficial ownership of the shares held by Westar LLC and Westar LP, except to the extent of his ownership interests therein as described above.

(10) Consists of 434,333 shares of Common Stock held by Westar LLC of which WCALLC is a member, 161,208 shares held by Westar LP of which WCALP is the sole general partner, 322,347 shares held by EPIII, 28,033 shares held by EPIIIA, 177,666 shares held by EPIV and 15,449 shares held by EPIVA. Mr. Martin disclaims beneficial ownership of the shares held by Westar Capital, EPIII, EPIIIA, EPIV and EPIVA except to the extent of his interests described above.

(11) Consists of approximately 3,300 shares of Common Stock issuable pursuant to options held by Mr. Rembold exercisable within 60 days of June 30, 1998.


(12) Includes approximately 8,500 shares of Common Stock issuable pursuant to options held by Mr. Kleinjan exercisable within 60 days of June 30, 1998, subject to a determination from the Compensation Committee that certain qualitative performance targets were met by June 30, 1998.

(13) Includes approximately 9,464 shares of Common Stock issuable pursuant to options held by Mr. Farmer exercisable within 60 days of June 30, 1998.

(14) Includes approximately 860 shares of Common Stock issuable pursuant to options held by Mr. Schafer exercisable within 60 days of June 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On July 1, 1997, as part of the Recapitalization (see "Notes to Financial Statements--Note 3"), Doskocil purchased 5,666,145 shares of Doskocil Common Stock from Mr. Benjamin L. Doskocil, Sr., and his spouse, Doskocil's sole shareholders at the time, for approximately $87.4 million.

  In connection with the Recapitalization, Doskocil entered into twelve long-term real property lease agreements with Mr. Doskocil and/or entities owned by him (the "Lessors") pursuant to which Doskocil leases, and following consummation of the Transactions, the Company will lease, substantially all of its Arlington, Texas, facilities. The Lessors leased these facilities to Doskocil prior to the Recapitalization pursuant to agreements which provided for aggregate lease payments in 1996 of approximately $285,000 per month. The total payments to the Lessors by the Company under the current lease agreements is approximately $284,000 per month. In July 2002, the base rent for each of these leases is scheduled to increase by ten percent (10%). Each of the leases has an initial ten-year term, which may be renewed by the Company (subject to certain conditions) for up to an additional 15 years. The base rent for the renewal terms is the greater of (i) the fair market value, or (ii) one hundred and ten percent (110%) of the existing base rent, but in no event greater than one hundred and twenty-five percent (125%) of the then existing base rent. Certain of the leases grant to the Company the option to elect to purchase all of Lessors' interest in the Arlington facilities, including without limitation, the buildings, parking lots, fixtures and improvements constructed on the land, and all of Lessors' equipment, machinery, furniture, used in connection with the operation of such property. In connection with such leases, the Company may also elect to purchase any or all vacant or undeveloped land that is contiguous to such property.

  As part of the Recapitalization, Doskocil paid $380,000 plus expenses to EMPC as a financing fee.

  Pursuant to an agreement dated May 27, 1997, by and among Aurelio F. Barreto, III (one of the founders of Dogloo), Dogloo, Westar, EPIII, EPIIIA and HBI, the parties agreed, among other things, to the following:
(i) Dogloo's payment of a $4,615 weekly salary to Mr. Barreto from May 27, 1997, until September 30, 1998; (ii) Dogloo's payment of a $1,195 monthly amount to Mr. Barreto from May 27, 1997, until September 30, 1998; and (iii) Dogloo's redemption of the 6,890,000 shares of Dogloo Series A Preferred Stock owned by Mr. Barreto upon certain specified triggering events. Pursuant to a Stock Redemption Agreement, dated September 11, 1997, among Mr. Barreto, Doskocil and Westar, Mr. Barreto agreed that his rights to payments under the above agreement terminate in the event that Westar, or its designees, purchase all of the shares of Doskocil Common Stock that Mr. Barreto acquired upon completion of the Merger provided that such purchase occurs on the earlier of
(i) 15 business days after the Merger is effective or (ii) October 31, 1997. Westar exercised this right on September 24, 1997, designating HBI, EPIV and EPIVA as its designees. On that same date, all of Mr. Barreto's shares of Doskocil Common Stock were purchased by HBI, EPIV and EPIVA (303,116, 61,028 and 5,986 shares of Doskocil Common Stock, respectively).

  Dogloo agreed to pay a $450,000 transaction advisory fee to Westar as part of the 1995 Dogloo recapitalization transaction. In addition, at that time Dogloo agreed to pay fees for financial management and strategic advisory services provided to Dogloo. Pursuant to an advisory agreement, Dogloo paid fees to Westar of approximately $200,000 during the eight-month period ended August 31, 1997.

  Pursuant to the terms of the Second Security holders Agreement, Westar is permitted to charge the Company a monthly advisory fee of $50,000. This fee may be modified from time to time by the Company's board of directors. During fiscal 1998, the Company paid $.6 million in management fees to Westar.

  Concurrent with the Merger, the Company used proceeds from the Subordinated Notes and the Credit Facility to pay accrued dividends on shares of Doskocil Preferred Stock and to redeem certain shares of Doskocil Common Stock and Doskocil Preferred Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

 A. DOCUMENTS FILED AS PART OF THE REPORT

 1. Financial Statements

  Financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

 2. Financial Statement Schedules and Supplementary Data

  Financial statement schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

 B. REPORTS ON FORM 8-K

  None

 C. EXHIBITS

 EXHIBIT
   NO.
 -------
  3.1*   Amended and Restated Articles of Incorporation of Doskocil
          Manufacturing Corporation, Inc.
  3.2*   Bylaws of Doskocil Manufacturing Corporation, Inc.
  4.1*   Indenture, dated as of September 19, 1997, between Doskocil
          Manufacturing Company, Inc., and First Trust National Association.
 10.1*   Recapitalization Agreement, dated July 1, 1997, among Enterprise
          Partners III, L.P., Enterprise Partners III Associates, L.P.,
          Enterprise Partners IV, L.P., Enterprise Partners IV Associates,
          L.P., Enterprise Management Partners Corporation, Enterprise Partners
          Texas Company, LLC, Benjamin L. Doskocil, Sr., Mary Frances Doskocil,
          Bed Rock International, Inc., Doskocil Manufacturing Company, Inc.
          and Spectrum Polymers, Ltd.
 10.2*   Merger Agreement, dated September 19, 1997, between Doskocil
          Manufacturing Company, Inc., and Dogloo, Inc.
 10.3*   Stock Redemption Agreement, dated as of September 19, 1997, among
          Enterprise Partners III. L.P., Enterprise Partners III Associates,
          L.P., Enterprise Partners IV, L.P., Enterprise Partners IV
          Associates, L.P., and Enterprise Management Partners Corporation.
 10.4*   Stock Redemption and Purchase Agreement, dated August 28, 1997, among
          Aurelio F. Barreto, III, Doskocil Manufacturing Company, Inc., and
          Westar Capital, L.P.
 10.5*   Stock Redemption Agreement, dated as of September 15, 1997, among
          Darrell R. Paxman, Doskocil Manufacturing Company, Inc. and the other parties thereto.
 10.6*   Purchase Agreement, dated September 11, 1997, among Doskocil
          Manufacturing Company, Inc., Donaldson, Lufkin & Jenrette Securities
          Corporation and NationsBanc Capital Markets, Inc.
 10.7*   Registration Rights Agreement, dated as of September 19, 1997, among
          Doskocil Manufacturing Company, Inc., Donaldson, Lufkin & Jenrette
          Securities Corporation and NationsBanc Capital Markets, Inc.
 10.8*   Confidentiality, Non-Competition Agreement and Non-Solicitation
          Agreement, dated as of July 1, 1997, among Benjamin L. Doskocil, Sr.,
          Mary Frances Doskocil and Doskocil Manufacturing Company, Inc.
 10.9*   Letter/Consulting Agreement, dated as of July 1, 1997, between
          Doskocil Manufacturing Company, Inc., and Benjamin L. Doskocil, Sr.

 EXHIBIT
   NO.
 -------
 10.10*  Credit Agreement, dated September 19, 1997, among Doskocil
          Manufacturing Company, Inc. and NationsBank of Texas, N.A., a
          national banking association, as administrative agent for certain lenders named therein.

 10.11*  Commercial Industrial Lease Agreement, dated December 4, 1996, between
          Doskocil Manufacturing Company, Inc. and COL MET, INC. for property located at 4301 Kathey Drive, Arlington, Texas 76017.

 10.12*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., and Mary Frances Doskocil, as landlord, and Doskocil
          Manufacturing Company, Inc., as tenant, for the property located at 4209 Barnett Boulevard, Arlington, Texas 76017 and commonly referred to as Building A.

 10.13*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the property located at 4300 Barnett Boulevard, Arlington, Texas 76017 and commonly referred to as Building B.

 10.14*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for approximately 24,000 square feet of Building "C" located at 4408 Barnett Boulevard, Arlington, Texas 76017 and commonly referred to as Building C.

 10.15*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the property located at 4401 Barnett Boulevard, Arlington, Texas 76017 and commonly referred to as Building D.

 10.16*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., and Mary Frances Doskocil, landlord, and Doskocil
          Manufacturing Company, Inc., as tenant, for the property located at 4208 Larry Lane, Arlington, Texas 76017 and commonly referred to as
          Building E.

 10.17*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., and Mary Frances Doskocil, as landlord, and Doskocil
          Manufacturing Company, Inc., as tenant, for the property located at 4207 Larry Lane, Arlington, Texas 76017 and commonly referred to as
          Building F.

 10.18*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., and Mary Frances Doskocil, as landlord, and Doskocil
          Manufacturing Company, Inc., as tenant, for the property located at 4209 Larry Lane, Arlington, Texas 76017 and commonly referred to as
          Building F Parking Lot.

 10.19*  Industrial Real Estate Lease, dated July 1, 1997, between Marybe
          Investments, Ltd., as landlord, and Doskocil Manufacturing Company,
          Inc., as tenant, for the property located at 800 Stephens, Arlington, Texas 76017 and commonly referred to as Building G.

 10.20*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the property located at 4205 Barnett Boulevard, Arlington, Texas 76017 and commonly referred to as Building J.

 10.21*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the property located at 720 and 722 West Interstate
          20, Arlington, Texas and commonly referred to as the Parking
          Facilities.

 10.22*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., and Mary Frances Doskocil, as landlord, and Doskocil
          Manufacturing Company, Inc., as tenant, for the building(s) located at 600 Justice, Mansfield, Texas and commonly referred to as Spectrum.

 10.23*  Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.
          Doskocil, Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the building(s) located at 1708 and 1712 Peyco, Arlington, Texas 76017 and commonly referred to as Peyco.

 EXHIBIT
   NO.
 -------
 10.24*  Lease Agreement, dated January 1, 1997, between Belmont Warehousing
          Complex, Inc., as landlord, and Dogloo, Inc., as tenant, for the property located at 212 South Belmont, Indianapolis, Indiana 46241.

 10.25* Lease, dated November 2, 1992, as amended by First Amendment to Lease, dated July 29, 1996, among Dogloo, Inc., Patrician Associates, Inc., and Club Drive Partners, also known as Old Temescal Road Project.

 10.26*  Form of Indemnification Agreement between Doskocil Manufacturing
          Company, Inc., and certain of its directors and/or officers.

 10.27*  Doskocil Manufacturing Company, Inc., Stock Option Plan.

 10.28*  Employment Agreement, dated as of November 1, 1996, between Michael J.
          Farmer and Dogloo, Inc.

 10.29*  Stockholders' Agreement, dated as of July 1, 1997, among Enterprise
          Partners III, L.P., Enterprise Partners III Associates, L.P.,
          Enterprise Partners IV, L.P., Enterprise Partners IV Associates,
          L.P., Enterprise Management Partners Corporation, Benjamin L.
          Doskocil, Sr., Mary Frances Doskocil and Doskocil Manufacturing
          Company, Inc.

 10.30*  First Amendment to Stockholders' Agreement, dated as of September 19,
          1997, among Enterprise Partners III, L.P., Enterprise Partners III
          Associates, L.P., Enterprise Partners IV, L.P., Enterprise Partners
          IV Associates, L.P., Enterprise Management Partners Corporation,
          Benjamin L. Doskocil, Sr., Mary Frances Doskocil, Doskocil
          Manufacturing Company, Inc., Westar Capital, L.P. and Westar Capital
          II, LLC.

 10.31*  Amended and Restated Securityholders Agreement, dated September 19,
          1997, among Doskocil Manufacturing Company, Inc., Dogloo, Inc.,
          Westar Capital, L.P., Westar Capital II, LLC, HBI Financial Inc.,
          Enterprise Partners III, L.P., Enterprise Partners III Associates,
          L.P., Enterprise Partners IV, L.P., Enterprise Partners IV
          Associates, L.P., Aurelio F. Barreto III and other parties thereto.

 21.1 List of subsidiaries (Doskocil Manufacturing Company, Inc. has no subsidiaries).

 27.1    Financial Data Schedule.

 99.1 Independent Auditors' Report of KPMG Peat Marwick LLP for the years ended December 28, 1996 and December 30, 1995.

--------
* Previously filed with the Securities and Exchange Commission and incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Management's Report........................................................ F-2
Report of Independent Auditors............................................. F-2
Audited Financial Statements
  Statements of Operations................................................. F-3
  Balance Sheets........................................................... F-4
  Statements of Cash Flows................................................. F-5
  Statements of Shareholders' Equity (Deficit)............................. F-6
  Notes to Financial Statements............................................ F-7

                              MANAGEMENT'S REPORT

  The accompanying financial statements of Doskocil Manufacturing Company, Inc. are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on best judgments and estimates. The financial information displayed in other sections of this report is consistent with these financial statements.

  Doskocil seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

  Doskocil has a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate managers monitor the system for compliance. In addition, as part of their audit of the consolidated financial statements, Doskocil's independent auditors review and test the internal accounting controls selectively to establish a basis of reliance thereon in determining the nature, extent and timing of audit tests to be applied.


                                          Gary E. Kleinjan
                                          President and Chief Executive
                                           Officer

                                          John J. Casey
                                          Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Doskocil Manufacturing Company, Inc.

  We have audited the accompanying balance sheet of Doskocil Manufacturing Company, Inc. as of June 30, 1998 and combined balance sheet of the companies listed in Note 1 as of June 30, 1997, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended June 30, 1998 and six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined statements of operations, equity, and cash flows of the companies listed in Note 1 for the years ended December 28, 1996 and December 30, 1995 were audited by other auditors, whose report dated March 12, 1997 expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doskocil Manufacturing Company, Inc. at June 30, 1998 and the combined financial position of the companies listed in Note 1 as of June 30, 1997, and the results of its operations and its cash flows for the year ended June 30, 1998 and the six months ended June 30, 1997 in conformity with generally accepted accounting principles.

September 4, 1998                                      Ernst & Young LLP
                                                           Dallas, Texas

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF OPERATIONS


                                      YEAR ENDED              SIX MONTHS ENDED
                          -----------------------------------     June 30,
                          JUNE 30,  DECEMBER 28, DECEMBER 30, -----------------
                            1998        1996         1995       1997     1996
                          --------  ------------ ------------ --------  -------
                                                                        (UNAUDITED)
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES...............  $147,156    $103,455     $97,496    $ 51,756  $51,737
Cost of goods sold......    99,562      73,128      71,552      38,389   37,345
                          --------    --------     -------    --------  -------
GROSS PROFIT............    47,594      30,327      25,944      13,367   14,392
Selling, general and ad-
 ministrative expense...    31,540      20,682      20,733      10,446   10,388
Officers' Bonus (Note
 17)....................       --        2,030         --          --       853
Retention bonus (Note
 14)....................       --          --          --        2,875      --
Write down of equipment
 to be disposed (Note 6)       --          --          --        3,846      --
Litigation expense .....       --          --        2,106         --       --
                          --------    --------     -------    --------  -------
OPERATING INCOME (LOSS).    16,054       7,615       3,105      (3,800)   3,151
Other (income) expense:
  Interest expense and
   other financing costs
   (Note 7).............    17,461       2,328       2,473         506    1,770
  Interest income.......      (124)       (152)        (17)        (35)     (20)
  Other, net............      (232)        696        (541)          5       71
                          --------    --------     -------    --------  -------
    Total other expense.    17,105       2,872       1,915         476    1,821
                          --------    --------     -------    --------  -------
INCOME (LOSS) BEFORE IN-
 COME TAXES.............    (1,051)      4,743       1,190      (4,276)   1,330
Provision for income
 taxes..................     1,869         --          --          --       --
                          --------    --------     -------    --------  -------
NET (LOSS) INCOME.......    (2,920)      4,743       1,190      (4,276)   1,330
Preferred stock divi-
 dends..................     1,184         --          --          --       --
                          --------    --------     -------    --------  -------
NET (LOSS) INCOME
 ATTRIBUTABLE TO COMMON
 SHAREHOLDERS...........  $ (4,104)   $  4,743     $ 1,190    $ (4,276) $ 1,330
                          ========    ========     =======    ========  =======
NET (LOSS) PER COMMON
 SHARE (BASIC AND
 DILUTED)...............  $  (1.50)
                          ========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING.....  $  2,740
                          ========
Pro forma provision
 (benefit) for income
 tax (Note 8)...........                 1,755         440      (1,582)     492
                                      --------     -------    --------  -------
Pro forma net income
 (loss).................              $  2,988     $   750    $ (2,694) $   838
                                      ========     =======    ========  =======
Pro forma net income
 (loss) per common share
 (basic and diluted)....              $   2.25     $  0.56    $  (2.02) $  0.63
                                      ========     =======    ========  =======
Pro forma weighted
 average common shares
 outstanding ...........                 1,331       1,331       1,331    1,331
                                      ========     =======    ========  =======

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS


                                                               JUNE 30,  JUNE 30,
                                                                 1998      1997
                                                               --------  --------
                                                              (DOLLARS IN THOUSANDS)
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents................................... $  1,910  $ 2,066
  Receivables, less allowance for doubtful accounts of $300
   and $248...................................................   18,350   14,516
  Inventories (Note 5)........................................   21,415   16,684
  Other current assets........................................    1,029       92
                                                               --------  -------
      Total current assets....................................   42,704   33,358
Property, plant and equipment, net (Note 6)...................   51,628   16,404
Fixed assets held for sale....................................    3,259      500
Goodwill (Note 4).............................................   59,725      --
Debt issuance costs...........................................    5,158      --
Other assets..................................................    1,627      417
                                                               --------  -------
      Total assets............................................ $164,101  $50,679
                                                               ========  =======
               LIABILITIES AND (DEFICIT) EQUITY
               --------------------------------
Current liabilities:
  Accounts payable............................................ $  4,629  $ 2,551
  Accrued liabilities.........................................    9,197    1,198
  Accrued interest............................................    2,635       31
  Accrued taxes...............................................      422      608
  Payroll and benefits payable................................    3,319    1,649
  Current portion of long-term debt (Note 7)..................    4,125    1,712
  Lines of credit.............................................      --     7,250
                                                               --------  -------
      Total current liabilities...............................   24,327   14,999
Long-term debt (Note 7).......................................  163,094    6,590
                                                               --------  -------
      Total liabilities.......................................  187,421   21,589
Commitments and contingencies (Note 16)
Shareholders' (deficit) equity:
  Series C Preferred Stock (Note 9)
    No par value: Authorized shares--25,0000,000, issued and
     outstanding--9,161,567 at June 30, 1998..................    9,161      --
  Common stock (Note 9)
    No par value: Authorized shares--15,000,000, issued and
     outstanding--3,103,144 at June 30, 1998; Authorized
     shares--12,500,000, issued and outstanding--5,998,900 at
     June 30, 1997............................................   34,262       24
  (Deficit) retained earnings.................................  (66,743)  25,258
                                                               --------  -------
      Total shareholders' (deficit) equity....................  (23,320)  25,282
  Partners' equity............................................      --     3,808
                                                               --------  -------
      Total shareholders' (deficit) equity....................  (23,320)  29,090
                                                               --------  -------
      Total liabilities and shareholders' (deficit) equity.... $164,101  $50,679
                                                               ========  =======

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                     YEAR ENDED                    JUNE 30,
                         ------------------------------------ --------------------
                         JUNE 30,   DECEMBER 28, DECEMBER 30,
                           1998         1996         1995      1997       1996
                         ---------  ------------ ------------ -------  -----------
                                                                       (UNAUDITED)
                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income......  $  (2,920)   $  4,743     $  1,190   $(4,276)   $ 1,330
 Adjustments to
  reconcile net (loss)
  income to net cash
  provided by (used in)
  operating activities:
   Depreciation and
    amortization.......     10,748       5,928        5,545     2,857      2,877
   Amortization of debt
    issuance costs.....      3,120         --           --        --         --
   Deferred income
    taxes..............      1,869         --           --        --         --
   Write-down of
    equipment to be
    disposed...........        --          --           --      3,846        --
   Other...............       (230)          9          (22)      (86)       (39)
   Changes in:
    Receivables........      4,031      (1,314)        (434)      234     (1,539)
    Receivables from
     affiliate.........        --        4,008       (4,435)      427      4,008
    Inventories........      4,981       1,068       (6,366)    2,784       (243)
    Payables...........     (3,425)        489         (459)     (605)       408
    Payable to
     affiliate.........        --        1,523          --     (1,523)       --
    Accrued liabilities
     and other ........     (3,591)        376          196      (892)       500
                         ---------    --------     --------   -------    -------
     Net cash provided
      by (used in)
      operating
      activities.......     14,583      16,830       (4,785)    2,766      7,302
                         ---------    --------     --------   -------    -------
INVESTING ACTIVITIES:
Repurchase of leased
 assets................    (18,724)        --           --        --         --
Capital expenditures...    (11,458)     (4,129)     (19,156)     (971)    (2,740)
Increase in other
 assets................        --          (61)        (102)      --          49
Cash of acquired
 business..............      1,335         --           --        --         --
Disposal of assets.....      2,834       4,116       13,939        (1)       --
                         ---------    --------     --------   -------    -------
     Net cash used in
      investing
      activities.......    (26,013)        (74)      (5,319)     (972)    (2,691)
                         ---------    --------     --------   -------    -------
FINANCING ACTIVITIES:
Proceeds from long-term
 debt..................    262,500         --         9,046       --         --
Payments of long-term
 debt..................   (102,600)     (1,534)        (649)     (808)      (754)
Payment of debt of
 acquired business.....    (34,584)        --           --        --         --
Proceeds from revolving
 credit agreement......      5,500         --           --        --         --
Net proceeds (payments)
 of revolving credit
 agreement.............    (12,750)    (12,252)       5,325    (4,860)    (4,253)
Proceeds from sale of
 common stock..........      3,780         --           --        --         --
Redemption of common
 stock.................    (11,098)        --           --        --         --
Proceeds from sale of
 preferred stock.......     23,000         --           --        --         --
Redemption of preferred
 stock and accumulated
 dividends.............    (24,433)        --           --        --         --
Cash distributions of
 capital...............        --         (253)        (504)   (1,035)      (252)
Cash paid to
 stockholders from
 recapitalization......    (87,922)        --           --        --         --
Debt issuance costs
 (including Bridge
 financing costs)......     (8,257)        --           --        --         --
Recapitalization costs.     (1,393)        --           --        --         --
Cash dividends.........       (469)        --           --        --         --
                         ---------    --------     --------   -------    -------
     Net cash provided
      by (used in)
      financing
      activities.......     11,274     (14,039)      13,218    (6,703)    (5,259)
                         ---------    --------     --------   -------    -------
NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS...........       (156)      2,717        3,114    (4,909)      (648)
CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR.....      2,066       4,258        1,144     6,975      4,258
                         ---------    --------     --------   -------    -------
CASH AND CASH
 EQUIVALENTS AT END OF
 YEAR..................  $   1,910    $  6,975     $  4,258   $ 2,066    $ 3,610
                         =========    ========     ========   =======    =======

-------
See Note 15, for supplementary cash flow information.
   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                     SHARES IN THOUSANDS                         DOLLARS IN THOUSANDS
                         -------------------------------------------- ---------------------------------------------
                         JUNE 30,  JUNE 30, DECEMBER 28, DECEMBER 30, JUNE 30,  JUNE 30,  DECEMBER 28, DECEMBER 30,
                           1998      1997       1996         1995       1998      1997        1996         1995
                         --------  -------- ------------ ------------ --------  --------  ------------ ------------
PREFERRED STOCKS:
 Series A:
 Outstanding at
  beginning of period...      --        --         --           --    $    --   $    --     $    --      $    --
 Issued for cash........    1,531       --         --           --      23,000       --          --           --
 Redeemed...............     (466)      --         --           --      (7,000)      --          --           --
 Conversion to common
  stocks................   (1,065)      --         --           --     (16,000)      --          --           --
                         --------  --------   --------     --------   --------  --------    --------     --------
 Outstanding at end of
  period................      --        --         --           --         --        --          --           --
 Series B:
 Outstanding at
  beginning of period...      --        --         --           --         --        --          --           --
 Issued in Dogloo
  merger................   10,224       --         --           --      10,224       --          --           --
 Redeemed...............  (10,224)      --         --           --     (10,224)      --          --           --
                         --------  --------   --------     --------   --------  --------    --------     --------
 Outstanding at end of
  period................      --        --         --           --         --        --          --           --
 Series C:
 Outstanding at
  beginning of period...      --        --         --           --         --        --          --           --
 Issued in Dogloo
  merger................   11,841       --         --           --      11,841       --          --           --
 Redeemed...............   (2,680)      --         --           --      (2,680)      --          --           --
                         --------  --------   --------     --------   --------  --------    --------     --------
 Outstanding at end of
  period................    9,161       --         --           --    $  9,161  $    --     $    --           --
COMMON STOCKS:
 Outstanding at
  beginning of period...    5,999     5,999      5,999        5,999   $     24  $     24    $     24     $     24
 Shares exchanged for
  partnership interest
  in Spectrum...........      798       --         --           --       4,804       --          --           --
 Shares issued..........      250       --         --           --       3,682       --          --           --
 Redeemed...............   (6,409)      --         --           --     (11,458)      --          --           --
 Stock issued in Dogloo
  merger................    1,400       --         --           --      21,210       --          --           --
 Conversion from
  preferred stock.......    1,065       --         --           --      16,000       --          --           --
                         --------  --------   --------     --------   --------  --------    --------     --------
 Outstanding at end of
  period................    3,103     5,999      5,999        5,999   $ 34,262  $     24    $     24     $     24
RETAINED EARNINGS
 (DEFICIT):
 Balance at beginning of
  period................                                              $ 25,258  $ 31,336    $ 25,827     $ 27,310
 Net income (loss)......                                                (2,920)   (4,242)      5,509       (1,483)
 Distributions..........                                                   --     (1,836)        --           --
 Redeemed common stock..                                               (87,377)      --          --           --
 Recapitalization costs.                                                (1,392)      --          --           --
 Dividends on Series A
  preferred stock.......                                                  (469)      --          --           --
 Fair value of options
  assumed in Dogloo
  merger................                                                   157       --          --           --
                                                                      --------  --------    --------     --------
 Balance at end of
  period................                                              $(66,743) $ 25,258    $ 31,336     $ 25,827
                                                                      --------  --------    --------     --------
   TOTAL SHAREHOLDERS'
    EQUITY (DEFICIT):...                                              $(23,320) $ 25,282    $ 31,360     $ 25,851
PARTNERS' EQUITY:
 Balance at beginning of
  period................                                              $  3,808  $  4,278    $  5,297     $  3,129
 Net income (loss)......                                                   --        (34)       (766)       2,673
 Distributions..........                                                (3,808)     (436)       (253)        (505)
                                                                      --------  --------    --------     --------
 Balance at end of
  period................                                              $    --   $  3,808    $  4,278     $  5,297
                                                                      --------  --------    --------     --------
   TOTAL SHAREHOLDERS'
    AND PARTNERS' EQUITY
    (DEFICIT):..........                                              $(23,320) $ 29,090    $ 35,638     $ 31,148
                                                                      ========  ========    ========     ========

   The accompanying notes are an integral part of these financial statements.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  On September 19, 1997, Dogloo, Inc. ("Dogloo"), was merged with and into Doskocil Manufacturing Company, Inc. ("Doskocil"). The financial data for the periods presented prior to September 19, 1997, reflect the combined historical financial position, results of operations and cash flows for Doskocil Manufacturing Company Inc. (the "Corporation") and Spectrum Polymers, Ltd. ("Spectrum"), as they were under common ownership. Beginning September 19, 1997, the financial results of Doskocil include the financial position, results of operations and cash flows for Dogloo. The term "Doskocil" refers to Doskocil Manufacturing and Spectrum Polymers Ltd. prior to giving effect to the merger, "Dogloo" refers to Dogloo, Inc. prior to giving effect to the merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo. Pro forma net income per common share (both basic and diluted) are based on the common shares outstanding after the recapitalization (see Note 3) and the termination of Doskocil's "S" Corporation status.

  Prior to July 1, 1997, the general partnership interest of Spectrum was held by Bed Rock International, Inc., a Texas corporation wholly owned by Benjamin
L. Doskocil and Mary Francis Doskocil (the "Doskocils"); prior to July 1, 1997, the limited partnership interest of Spectrum was owned by the Doskocils and the Corporation was owned by the Doskocils. The Company was a Texas corporation engaged in the manufacturing and sales of injection molded consumer plastic products primarily for the pet care, hardware, sports, and leisure industries principally in the United States. Spectrum was organized under the Texas revised Limited Partnership Act and was engaged in the purchasing, recycling, and blending of plastic resin primarily for use by the Corporation in injection molded consumer plastic products.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of combinations--The accompanying combined financial statements as of and for the years ended December 28, 1996 and December 30, 1995 and the six months ended June 30, 1997 include the accounts of Doskocil. All significant intercompany balances and transactions are eliminated. The financial statements as of and for the year ended June 30, 1998 consist of the financial statements of the Company.

  Fiscal years--Doskocil changed its fiscal year end to June 30 beginning in 1997. Prior to 1997, Doskocil prepared its financial statements and reported its results of operations on the basis of a fiscal year which ended on the Saturday nearest December 31. Accordingly, the fiscal years ended December 28, 1996, and December 30, 1995, consist of 52 weeks.

  Cash and cash equivalents--Cash and cash equivalents include cash on hand and on deposit and highly liquid instruments with original maturities of three months or less.

  Inventories--Inventories are stated at the lower of weighted-average cost or market.

  Property, plant and equipment--Property, plant and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the assets. Repairs and maintenance which do not extend the lives or improve the assets are charged to expense.

  Intangible assets--The cost of intangible assets (patents, trademarks and non-compete agreements) are being amortized on a straight-line basis over 7-16 years. The cost of such assets, net of related accumulated amortization, is included in other assets in the accompanying financial statements. Accumulated amortization at June 30, 1998 and 1997 was $1.4 million and $0.9 million, respectively.

  Goodwill--Costs in excess of net assets of businesses acquired are amortized on a straight line basis over 30 years and represents the excess of the cost of acquiring businesses over the fair value of net assets received at the date of acquisition. Goodwill is presented net of accumulated amortization of $1.5 million at June 30, 1998. See Note 4.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

  Impairment of long-lived assets and long-lived assets to be disposed of--The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Risk concentration--Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company generally sells consumer products to wholesale distributors and retail customers throughout the United States, Canada, and Europe, who are associated with the pet, sport, home and garden and leisure industries. The Company continuously evaluates the creditworthiness of its customers' financial condition and generally does not require collateral.

  During the year ended June 30, 1998, two customers accounted for approximately 13% and 11% of total sales. During 1996, two customers accounted for approximately 10% and 11% of total sales. During 1995, no one customer accounted for more than 10% of total sales. During the six month period ended June 30, 1997, two customers each accounted for approximately 11% of total sales. Included in trade accounts receivable is approximately $2.8 million and $2.0 million due from these customers at June 30, 1998 and 1997, respectively.

  Use of estimates--Generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results may differ from such estimates.

  Revenue recognition--Revenue is recognized when the goods are shipped.

  Advertising expense--Advertising costs are expensed as incurred. Advertising expense was approximately $2.9 million, $3.4 million and $3.2 million for the years ended June 30, 1998, December 28, 1996 and December 30, 1995, respectively. For the six month period ended June 30, 1997 advertising expense was $1.8 million.

  Research and development--Research and development costs are charged to expense as incurred. Research and development expense for the years ending June 30, 1998, December 28, 1996, December 30, 1995 and the six months ended June 30, 1997 was $0.9 million, $0.7 million, $1.1 million and $0.2 million, respectively.

  New accounting standard--Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share (EPS). Under SFAS 128, the presentation of primary EPS was replaced with a presentation of basic EPS and the presentation of fully diluted EPS was replaced with a presentation of diluted EPS. Previously reported EPS were required to be restated to conform to SFAS 128. There was no impact on previously reported EPS.

  Effective July 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which establishes a fair value based method of accounting for employee stock-based compensation plans. The Standard permits companies to continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), provided certain disclosures are made. The Company has complied with SFAS No. 123 by following the accounting provisions of APB No. 25 and including the required disclosures at Note 10.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

  Effective for fiscal years beginning after December 15, 1997, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement may require a change in the Company's financial reporting; however, the extent of this change, if any, has not been determined.

  Effective for fiscal years beginning after December 15, 1997, the Financial Standards Accounting Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement may require a change in the Company's financial reporting; however, the extent of this change, if any, has not been determined.

  Reclassifications--Certain reclassifications of prior years' data have been made to conform to the 1998 presentation.

NOTE 3. RECAPITALIZATION

  Effective July 1, 1997, the Corporation was recapitalized through the following transactions: (1) 100% of the Spectrum partnership interest was sold to a group of investors for $11.0 million; (2) after retirement of approximately $1.0 million of Spectrum debt by the investors, the partnership interests were exchanged for 798,612 shares of the Corporation's common stock; (3) the Corporation's Articles of Incorporation were amended to establish the Corporation as a C Corporation and authorize 15,000,000 shares of preferred stock and 15,000,000 shares of common stock, each with no par value per share;
(4) certain investors purchased 199,654 shares of common stock for $3.0 million and 1,530,674 shares of Series A Preferred Stock for $23.0 million; (5) all outstanding balances under then existing lines of credit and long-term debt, along with related accrued interest and pre-payment penalties, were paid in full; and (6) the Corporation redeemed 5,666,145 shares of common stock from the previous majority stockholder for approximately $87.4 million. The acquisition of Spectrum has been accounted for as a combination of entities under common control, and, accordingly, the assets acquired were recorded at their historical cost.

NOTE 4. MERGER

  On September 19, 1997, Doskocil consummated a merger with Dogloo, Inc., wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. The Company is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates (collectively "Westar") and Enterprise entities (Enterprise). Pursuant to the Merger Agreement, each issued and outstanding share of Dogloo Series A Preferred Stock was converted into one share of the Company's Series B Preferred Stock and each issued and outstanding share of Dogloo Series B Preferred Stock was converted into one share of the Company's Series C Preferred Stock. In connection with the Merger, except as described below, all of the outstanding options to purchase shares of Dogloo Common Stock were assumed by the Company and thereby became options to purchase shares of the Company's Common Stock, with adjustments to such options to reflect the ratio by which shares of Dogloo Common Stock were converted into shares of the Company's Common Stock.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

  In connection with the Merger, Doskocil purchased an aggregate of 249,703 shares of Dogloo Common Stock for an aggregate price of approximately $0.4 million from shareholders of Dogloo other than the Investor Group and Mr. Aurelio F. Barreto, III, the co-founder and former Chief Executive Officer of Dogloo. In addition, Doskocil cashed out for $0.41 per option 211,000 options held by Dogloo employees who did not continue with the Company after the Merger. All Dogloo employees who continued with the Company had their options assumed by the Company and therefore converted into options to purchase the Company's Common Stock. Immediately prior to the Merger, Dogloo had 736,000 outstanding options to purchase shares of Dogloo Common Stock. Immediately after the closing of the Merger, 1,064,816 shares of the Company's Series A Preferred Stock were converted into 1,064,816 shares of the Company's Common Stock.

  Concurrent with the closing of the Merger, the Company used proceeds of a Credit Facility (see Note 7) to redeem for $14.9 million (including dividends accrued through September 19, 1997) 598,959 shares of the Company's Common Stock and 359,376 shares of the Company's Series A Preferred Stock owned by Enterprise, and to redeem for $3.6 million, 133,102 shares of the Company's Common Stock and 106,482 shares of the Company's Series A Preferred Stock from various Enterprise entities.

  Immediately following the Merger, the Company also used proceeds from the offering of 10 1/8% Senior Subordinated Notes and the Credit Facility to redeem the following additional shares of Series B Preferred Stock and Series C Preferred Stock; (i) 6,890,000 shares of Series B Preferred Stock held by Mr. Barreto for $8.4 million (including dividends accrued through September 19, 1997); (ii) 3,334,255 shares of Series B Preferred Stock held by Darrell
R. Paxman, co-founder of Dogloo, for $4.0 million (including dividends accrued through September 19, 1997); (iii) 538,433 shares of Series C Preferred Stock held by Enterprise for $1.3 million (including dividends accrued through September 19, 1997); and (iv) 2,141,260 shares of Series C Preferred Stock held by Mr. Barreto for $2.6 million (including dividends accrued through September 19, 1997). Further, immediately following the Merger, the Company paid approximately $1.5 million of accrued dividends on the shares of Series C Preferred Stock which remained outstanding.

  In connection with the conversion and redemption of shares of Series A Preferred Stock, the Company borrowed $0.5 million under the Credit Facility to pay cumulative dividends on such shares of Series A Preferred Stock as of the date of the Merger.

  The Merger has been accounted as a purchase transaction under generally accepted accounting principles, and, accordingly, the purchase price has been allocated on the basis of the estimated fair value of the assets acquired. The purchase price allocation resulted in goodwill of approximately $61.2 million which is being amortized on the straight line basis over 30 years. The pro forma financial results of operations below assume that the transaction was completed on July 1, 1996, and reflect the increased interest costs, preferred stock dividends and the amortization of the intangibles associated with the transaction and related income tax effect (dollars in thousands except per share amounts):

                                                             YEAR ENDED JUNE
                                                                   30,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                               (UNAUDITED)
   Net sales............................................... $159,098  $160,683
   Operating income........................................   17,074     5,219
   Net loss attributable to common stockholders............   (2,314)  (12,408)
   Net loss per share (basic and diluted).................. $   (.75) $  (4.05)

  The Company issued 10 1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998, effective as of March 30, 1998. Discounts

                     DOSKOCIL MANUFACTURING COMPANY, INC.

and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all Senior Debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the Subordinated Notes. The Subordinated Notes limits, among other things, dividends, incurrence of additional indebtedness and other restricted payments, as defined, and contains cross default provisions with the Company's Senior Indebtedness. Debt issuance costs of $5.8 million is being amortized over the term of the Subordinated Notes and the Credit Facility.

  Management formulated a plan in 1997 to exit the Dogloo facilities and merge operations into the Arlington facilities. Included in this plan was the termination and relocation of employees, and disposing of facilities. Expenses accrued as part of the purchase price were associated with closing costs, relocation, retention bonus, reserves and miscellaneous items. Employees were terminated during the second and third fiscal quarters and selected management were relocated. Costs of $6.3 million were charged against the accrual during the year ended June 30, 1998. Estimated final exit from Indianapolis is expected to occur during fiscal 1999.

NOTE 5. INVENTORY

  Inventories consist of the following:


                                                                  JUNE 30, JUNE 30,
                                                                    1998     1997
                                                                  -------  -------
                                                                 (IN THOUSANDS)
   Finished Goods..............................................  $11,794   $ 9,670
   Work-in-Process.............................................    2,107       876
   Raw Materials...............................................    7,325     5,998
   Supplies....................................................      189       140
                                                                 -------   -------
     Net Inventories...........................................  $21,415   $16,684
                                                                 =======   =======

  The Company recorded $1.0 million and $1.4 million as an allowance for inventory and wrote off $0.4 million and $0.9 million against such allowance during 1998 and 1997, respectively.

  During 1996, Spectrum had a fire at its manufacturing facility, during which approximately $1.3 million in raw material inventory was destroyed. Other losses and expenses of approximately $0.1 million were also incurred related to the fire. Spectrum recorded a receivable from the insurance carrier of $0.8 million relating to the loss. The resulting loss of $0.6 million is included in other expense, net for the year ended December 28, 1996. The insurance proceeds were received during 1997.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

                                                               JUNE 30, JUNE 30,
                                                                 1998     1997
                                                               -------- --------
                                                                (IN THOUSANDS)
   Machinery & equipment (20 years)............................ $56,099 $25,322
   Molds (6-10 years)..........................................  31,783  22,917
   Computer equipment (5 years)................................   4,307   2,540
   Leasehold improvements (5-10 years).........................   2,178   2,199
   Office furniture and equipment (5-10 years).................   1,221     954
   Other (5 years).............................................     196     196
                                                                ------- -------
     Total..................................................... $95,784 $54,128
   Less accumulated depreciation and amortization..............  44,156  37,724
                                                                ------- -------
     Net....................................................... $51,628 $16,404
                                                                ======= =======

  During the six months ended June 30, 1997 the decision was made to dispose of certain equipment which was deemed to be obsolete or in a line of business which will no longer be manufactured. Accordingly, the assets were written down to their net realizable value with a charge to operating income of $3.8 million. On April 1, 1998, due, in part to the Merger, the Company re-evaluated the estimated useful lives of its machinery and equipment. The lives were adjusted to 20 years from the original date the assets were placed in service, which better reflects how the machines are expected to be used over time. This change in useful life is being accounted for prospectively.

  Depreciation expense for the year ended June 30, 1998, December 28, 1996, December 30, 1995 and the six months ended June 30, 1997 is $9.0 million, $5.8 million, $5.4 million and $2.8 million, respectively.

NOTE 7. LONG TERM DEBT

  Total long-term debt consists of the following:

                                                               JUNE 30, JUNE 30,
                                                                 1998     1997
                                                               -------- --------
                                                                (IN THOUSANDS)
   Credit Facility Borrowings:
     Variable secured notes (term loan Tranche A), due 2003... $ 45,000  $  --
     Variable secured notes (term loan Tranche B), due 2004...   37,219     --
   Senior subordinated notes:
     Non-convertible 10.125% notes, due 2007..................   85,000     --
     Other debt...............................................      --    8,302
                                                               --------  ------
       Total.................................................. $167,219  $8,302
     Less: Current maturities.................................    4,125   1,712
                                                               --------  ------
       Total long-term debt................................... $163,094  $6,590
                                                               ========  ======

  Concurrent with the consummation of the Merger, the Company entered a Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110.0 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans ("Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility

                     DOSKOCIL MANUFACTURING COMPANY, INC.

("Revolving Credit Facility"), and includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger. There were no amounts outstanding on the Revolving Credit Facility at June 30, 1998, of the approximately $17 million available based on eligible accounts receivable and inventory.

  Future maturities of long-term debt were as follows:

                                                                  (IN THOUSANDS)
       1999......................................................    $  4,125
       2000......................................................       8,375
       2001......................................................       9,375
       2002......................................................      10,875
       2003......................................................      11,375
       Later years...............................................     123,094
                                                                     --------
                                                                     $167,219
                                                                     ========

  The tranche B term loan facility matures on September 19, 2004. Tranche A term loan facility and the Revolving Credit Facility mature on September 19, 2003. The Term Loan facility shall be subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Facility). The Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until certain financial ratios are attained by the Company. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the Credit Facility. The mandatory prepayments defined in the Credit Facility include: (a) 100% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50% of excess cash flow pursuant to an annual cash sweep arrangement; (c) 100% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimus baskets and certain exceptions. In addition, the Company may prepay the Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

  Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 2.25% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.75% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 0.75% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 1.25% with respect to the tranche B term loan facility; provided, however, the interest rates are subject to several quarter point reductions in the event the Company meets certain performance targets. Interest rates at June 30, 1998 were 7.9% and 8.4% on tranche A and tranche B term loans, respectively.

  The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 1/2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter, provided that this fee may be subject to reduction in the event the Company meets certain performance targets.

  The Credit Facility requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and maximum leverage ratio. The Credit Facility also contains additional restrictions which, among other things, limit additional indebtedness, liens, sales of assets and business combinations.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

  As part of the Recapitalization on July 1, 1997, Doskocil Funding, Inc., and NationsBridge, LLC purchased an aggregate of $32.5 million of senior subordinated increasing rate notes from Doskocil. The Notes repaid bore interest initially at prime plus 3.5%, increasing on each rate determination date, and matured on July 1, 1998 (or January 1, 2005 if the Company elected not to pay the debt in full on July 1, 1998 and no default had occurred prior to such time). Fees associated with obtaining the Bridge Note and other interim financing were $2.5 million which were amortized over the life of the Bridge Note and are included in interest expense for the twelve months ended June 30, 1998. The note was repaid in full on September 19, 1997.

  On September 19, 1997, the Company obtained financing through the issuance of $85 million in Senior Subordinated debt ("Subordinated Notes"). The Subordinated Notes will mature on September 15, 2007. Interest on the Subordinated Notes is payable in cash semi annually on March 15 and September 15 of each year, commencing on March 15, 1998. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2002, at the redemption prices set forth herein, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time on or before September 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the Subordinated Notes with the net proceeds of an Initial Public Equity offering at a redemption price equal to 110 1/8% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Upon a change of control redemption event, the Company will have the option, at any time on or prior to September 15, 2002, to redeem the Subordinated Notes in whole but not in part at a redemption price equal to 100% of the principal amount thereof plus the applicable premium plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Upon a change of control, each holder of the notes will have the right to require the Company to repurchase all or any part of such holder's notes (unless previously redeemed in connection with a change in control redemption event) at 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. There can, however, be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of the Subordinated Notes tendered, or that restrictions in the Credit Facility or under the Company's debt instruments existing at such time will allow the Company to make such required repurchases.

  Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term notes were $5.8 million which are amortized over the terms of the respective notes. Amortization expense of $.6 million relating to such fees is included in interest expense for the year ended June 30, 1998.

  A failure to comply with the obligations contained in the Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions.

NOTE 8. INCOME TAXES

  Effective January 1, 1988, the Corporation elected to be taxed as a Subchapter S Corporation under the provisions of the Internal Revenue Code. Under these provisions, the Corporation did not pay a corporate level tax on its taxable income. Rather, the Corporation's taxable income or loss was passed through to the shareholders and included on their individual income tax returns. No provision for income taxes has been made in the accompanying combined financial statements for the six months ended June 30, 1997 or the twelve months ended December 1996 or 1995; however, a pro forma income tax provision is presented in the statement of operations.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

  As a result of the Corporation's termination as an S Corporation on July 1, 1997, the Corporation became a C Corporation effective July 1, 1997. For tax years subsequent to July 1, 1997, the Corporation's taxable income will be subject to a corporate level income tax. Accordingly, the following deferred tax assets and liabilities were established with a net charge to earnings on July 1, 1997 (in thousands):


   Current deferred tax assets:
     Allowance for doubtful accounts.................................. $    92
     Reserve for inventories..........................................     298
     Accrued expenses.................................................     512
     Other............................................................      67
                                                                       -------
   Total current tax assets........................................... $   969
   Non-current deferred tax assets (liabilities):
     Tax depreciation in excess of book............................... $(4,062)
     Reserve for equipment to be disposed.............................   1,423
                                                                       -------
     Net non-current deferred tax liability........................... $(2,639)
                                                                       -------
   Net deferred tax liability at July 1, 1997......................... $(1,670)
                                                                       =======

  Provisions for income taxes are summarized as follows:

                                                               YEAR ENDED
                                                              JUNE 30, 1998
                                                        -----------------------
                                                        CURRENT DEFERRED TOTAL
                                                        ------- -------- ------
                                                            (IN THOUSANDS)
   Federal.............................................  $ --    $1,918  $1,918
   State and Local.....................................    --       (49)    (49)
                                                         -----   ------  ------
     Total.............................................  $ --    $1,869  $1,869
                                                         =====   ======  ======

  A reconciliation of federal statutory tax rate (35%) to total provisions follows:

                                                               JUNE 30, 1998
                                                               --------------
                                                               (IN THOUSANDS)
   Tax expense (benefit) at Federal statutory rate on pretax
    loss                                                           $ (357)
   Add (deduct):
     S Corporation status change..............................      1,670
     Spectrum goodwill amortization...........................       (272)
     Dogloo goodwill amortization.............................        496
     Change in valuation allowance for deferred tax assets....        354
     Other....................................................        (22)
                                                                   ------
   Total tax expense..........................................     $1,869
                                                                   ======

                     DOSKOCIL MANUFACTURING COMPANY, INC.

  Deferred tax assets and liabilities resulted from the following:

                                                                  JUNE 30, 1998
                                                                  --------------
                                                                  (IN THOUSANDS)
   Current deferred tax assets:
     Allowance for doubtful accounts.............................    $   111
     Reserve for inventories.....................................        442
     Accrued exit costs..........................................      2,321
     Accrued expenses............................................      1,115
     Other.......................................................        312
                                                                     -------
   Total current deferred tax assets.............................    $ 4,301
   Non-current deferred tax assets (liabilities):
     Tax depreciation in excess of book..........................    $(5,754)
     Reserve for fixed assets held for sale......................        564
     Net operating loss carry forwards...........................      6,501
     Other.......................................................       (259)
                                                                     -------
   Net non-current deferred tax asset............................    $ 1,052
   Valuation allowance for deferred tax assets...................     (5,353)
                                                                     -------
   Net deferred tax asset........................................    $   --
                                                                     =======

  Approximately $5.0 million of the valuation allowance for deferred tax assets was included in the calculation of goodwill as it related to deferred tax assets as of the purchase date. The remaining $0.4 million valuation allowance for deferred tax assets was included in the provision for income taxes.

  At June 30, 1998, the Company had net operating loss carry forwards totaling approximately $17.8 million, which expire beginning in 2010 and ending in 2013. The tax returns of Dogloo for the year 1996 are under various stages of audit and administrative review by the IRS. The company believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

NOTE 9. COMMON AND PREFERRED STOCK

  At June 30, 1998, the Company was authorized to issue 25,000,000 shares of preferred stock, no par value and 15,000,000 shares of common stock, no par value. For the twelve months ended June 30, 1998, the Company paid cash dividends upon the redemption of its Series A Preferred Stock in the aggregate amount of $0.5 million.

  Holders of shares of the Company's Common Stock are entitled to one vote per share on all matters to be voted on by shareholders. The holder of shares of the Company's Common Stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefore, and upon liquidation or dissolution are entitled to receive all assets available for distribution to the shareholders. Holders of the Company's Common Stock have no preemptive or other subscription rights, except those provided for in the Second Securityholders Agreement and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of the Company's Common Stock are fully paid and nonassessable.

  The Company's board of directors will have the authority, without further action by the stockholders, to issue up to a total of 25,000,000 shares of the Company's Preferred Stock in one or more additional series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designations of such series. The Company's Series C Preferred Stock accumulates

                     DOSKOCIL MANUFACTURING COMPANY, INC.

dividends at the rate of $0.10 per share per annum, payable on March 1 of each year, subject to the availability of funds and the terms of the Company's loan agreements. Dividends accumulated, but not accrued or paid, at June 30, 1998 are $0.9 million.

  Dividends are cumulative and accrue on each outstanding share of the Company's Series C Preferred Stock whether or not earned or declared. The Company's Series C Preferred Stock has a redemption price of $1.00 per share, plus all accrued but unpaid dividends, and must be redeemed if the Company effects a business combination with another entity (by way of merger, consolidation or reorganization) or an initial underwritten public offering. Shares of the Company's Series C Preferred Stock may also be redeemed by voluntary repurchase. Holders of the Company's Series C Preferred Stock have a liquidation preference equal to the redemption price. The Company's Series C Preferred Stock has no voting rights, except for such rights as are provided under applicable law and class voting rights with respect to transactions adversely affecting the rights, preferences, privileges or restrictions of the Company's Series C Preferred Stock or the issuance of any equity security having a preference over, or being on parity with, the Company's Series C Preferred Stock.

NOTE 10. STOCK BASED COMPENSATION PLANS

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for stock issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and net loss per share for the year ended June 30, 1998 would have been increased by $0.3 million and $0.10 per share, respectively.

  The Company's 1997 Stock Option Plan has authorized the grant of options for June 30, 1998 to management and directors for up to 625,000 shares of the Company's common stock. Under the Incentive Stock Option Award (the "Base Award"), the Company grants selected executives, directors and other key employees stock option awards whose vesting is generally 20 percent per year, beginning one year after grant date. Under the Incentive Performance Stock Option Award (the "Performance Award"), the Company grants selected executives and other key employees stock option awards whose vesting may be accelerated based upon certain Company performance measures. If for fiscal year 1999 the Company's EBITDA exceeds the target, the Performance Award options shall become completely and immediately vested and exercisable. Options under the Performance Award vest at the end of six years if the performance measures have not been met. The exercise price of each option, which has a 10-year life, is equal to the market price of the Company's stock on the date of grant.

  Pro forma information regarding net loss and loss per common share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rates of 5.9%; dividend yield of zero; volatility factors of the expected market price of the Company's common stock of zero, as the Company's stock is not publicly traded; and an expected life of 5 years.

  The Minimum Value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's

                     DOSKOCIL MANUFACTURING COMPANY, INC.

employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                        NUMBER OF OPTIONS
                                      ---------------------- PERFORMANCE  BASE
                                      AVAILABLE  OUTSTANDING    AWARD     AWARD
                                      ---------  ----------- ----------- -------
   June 30, 1997.....................      --          --          --        --
   Authorized........................  625,000         --          --        --
   Granted........................... (381,846)    381,846     122,500   259,346
   Forfeited.........................   34,896     (34,896)     (6,750)  (28,146)
                                      --------     -------     -------   -------
   June 30, 1998.....................  278,050     346,950     115,750   231,200

  No options, other than certain of the 21,952 Dogloo options assumed as part of the Merger, were exercisable at June 30, 1998 and none were exercised during the year then ended. The weighted average exercise price for all options granted during the year ended and outstanding at June 30, 1998 is $15.03. The weighted average remaining contractual life at June 30, 1998 is 9 years 3 months. The estimated weighted average fair value of options granted during the year ended June 30, 1998 was $3.84.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value based on current market rates. The fair value of the company's long-term debt, including current maturities, at June 30, 1998 was approximately $171.7 million, carrying value is $167.2 million.

NOTE 12. EXPORT SALES

  The Company generally operates in a single industry segment, the pet plastics marketplace. The information below summarizes export sales by geographic area.

                                                   YEAR ENDED
                                 YEAR ENDED ------------------------- SIX MONTHS
                                  JUNE 30,  DECEMBER 28, DECEMBER 30, ENDED JUNE
                                    1998        1996         1995      30, 1997
                                 ---------- ------------ ------------ ----------
                                                 (IN THOUSANDS)
     Far East...................  $ 2,861      $1,669       $1,374      $  612
     Europe.....................    5,775       2,588        2,246       1,252
     Other......................    1,888         552          370         503
                                  -------      ------       ------      ------
       Total....................  $10,524      $4,809       $3,990      $2,367
                                  =======      ======       ======      ======

                     DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 13. LEASES

  Future minimum commitments for operating leases having remaining non-cancelable lease terms in excess of one year are as follows:

                                                                    OPERATING
                                                                      LEASES
                                                                  --------------
                                                                  (IN THOUSANDS)
     1999........................................................    $ 3,514
     2000........................................................      3,445
     2001........................................................      3,423
     2002........................................................      3,437
     2003........................................................      3,774
     Thereafter..................................................     13,780
     Sublease....................................................       (114)
                                                                     -------
                                                                     $31,261
                                                                     =======

                                                   YEAR ENDED
                                 YEAR ENDED ------------------------- SIX MONTHS
                                  JUNE 30,  DECEMBER 28, DECEMBER 30, ENDED JUNE
                                    1998        1996         1995      30, 1997
                                 ---------- ------------ ------------ ----------
                                                 (IN THOUSANDS)
     Rental expense.............   $4,157      $6,195       $3,434      $3,334

  In 1995 and 1996, the Corporation entered into agreements for the sale and leaseback of certain equipment. The leases were classified as operating leases. The book value of the equipment sold was approximately $18.0 million. Ultimately, the transaction resulted in a net gain that was deferred and amortized to income as an adjustment of rent expense over the lease term. Rentals on the leases began in 1996 and ranged from approximately $1.7 million to $2.8 million annually.

  Effective July 1, 1997, Doskocil repurchased the equipment previously sold and leased back in 1995 and 1996, for approximately $18.7 million and canceled the existing lease arrangements. The unamortized net deferred gain at June 30, 1997 of approximately $0.1 million was offset against the purchase price.

  Effective July 1, 1997, Doskocil canceled its existing leases for the manufacturing plant, warehouse and office space and entered into new lease agreements with terms ranging from five to ten years. Leases with terms in excess of five years include a clause which increases the monthly rent payments by 10% beginning in year six. The leases have various renewal options which are available at the end of the lease term. Aggregate monthly payments are $0.3 million.

  The Company conducts the major part of its operations from leased facilities which include the manufacturing plant, warehouse, and offices. These facilities are leased under long-term non-cancelable operating leases with the Chairman of the Board of Directors who was formerly the majority stockholder. Rent paid approximated $3.4 million, $3.4 million, $2.4 million and $1.2 million for the years ended June 30, 1998, December 28, 1996, December 30, 1995 and the six month period ended June 30, 1997, respectively. Certain of these leases give the Company the option to elect to purchase all of the lessors' interest in the leased facilities. Furthermore, under these leases, the Company may also elect to purchase any or all vacant or undeveloped land that is contiguous to the leased facilities.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 14. SAVINGS PLAN

  As of January 1, 1998, the Company sponsors a 401(K) savings plan (the "Plan") for its employees. The Plan is a defined contribution plan covering all eligible employees. All employees who have completed three months of service may elect to contribute to the Plan up to 15% of their compensation to the annual maximum limit established by the Internal Revenue Service. The Company may make matching contributions to the Plan at its discretion which are allocated to participants in proportion to salary deferral amounts for the applicable plan year. The employer may contribute an amount equal to 100% of the first 3% of salary deferral and 50% of the next 4%-6%, up to a maximum of two thousand five hundred dollars and subject to the limitations imposed by the Internal Revenue Code. For the year ended June 30, 1998, expense related to the Plan was $.3 million.

  Prior to January 1, 1998, the Company had established an employee defined contribution profit sharing plan. Contributions were at the discretion of the Board of Directors. Eligible employees were those who had been employed for one year or more and were currently employed on the admittance dates of January 1 and July 1 each year. Profit sharing plan expense was approximately $0.1 million, $1.0 million and $0.5 million in the years ended June 30, 1998, December 28, 1996, and December 30, 1995, respectively. Effective January 1, 1998, the profit sharing plan was merged into the 401(K) Plan. The Company may continue to contribute to the profit sharing plan. From January through June 30, 1998, no contribution was made by the Company.

  In connection with the recapitalization of the Corporation, employees who remained through the date of the recapitalization were eligible to receive a bonus. Such bonuses amounted to $2.9 million for the six month period ended June 30, 1997.

NOTE 15. SUPPLEMENTAL CASH FLOW

                                                  YEAR ENDED
                                YEAR ENDED ------------------------- SIX MONTHS
                                 JUNE 30,  DECEMBER 28, DECEMBER 30, ENDED JUNE
                                   1998        1996         1995      30, 1997
                                ---------- ------------ ------------ ----------
                                                (IN THOUSANDS)
   CASH USED IN OPERATING
    ACTIVITIES INCLUDED:
     Interest and other
      financial costs paid....   $14,251      $2,672       $2,376       $633
     Income taxes paid........       250         --           --         --
   NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
     Conversion of Dogloo
      Common Stock into the
      Company's Common Stock..    21,210         --           --         --
     Conversion of Dogloo
      Series B Preferred Stock
      into the Company's
      Series C Preferred
      Stock...................     9,161         --           --         --

  During the six months ended June 30, 1997, the Company made a non-cash distribution of assets totaling $1.2 million. During 1996, the Company deferred a gain of $0.2 million on a sale-leaseback transaction.

  In addition, the Corporation deferred a loss of $0.2 million on a sale-leaseback transaction in 1995, which was included in other assets at December 30, 1995.

  Bad debt expense for the years ended June 30, 1998, December 28, 1996, December 30, 1995 and the six months ended June 30, 1997 is $0, $.2 million, $.1 million and $.1 million, respectively.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 16. CONTINGENCIES AND COMMITMENTS

  Various claims and lawsuits are pending against the Company. In the opinion of the Company's management, the potential loss on all claims will not be significant to the Company's financial position or results of operations.

COMMITMENTS

  The Company is self-insured for medical and dental benefits for its employees and their covered dependents. Medical claims exceeding $0.1 million per covered individual are covered through a private insurance carrier.

  At June 30, 1998, contract commitments for capital expenditures for property, plant and equipment totaled $1.1 million, all of which are due and payable during fiscal year 1999.

  The Company has commitments to certain members of management that requires, among other things, if the employee is terminated without cause or resigns for good reason (as defined by the commitments) the Company is to continue to pay certain salaries and benefits for a fixed period of time.

NOTE 17. RELATED PARTY TRANSACTIONS

  During 1995, the Company advanced $4.4 million to Marybe, Ltd., a related party. The balance at December 28, 1996, was $0.4 million, which was paid in full during the six month period ended June 30, 1997.

  During 1995, the Company expensed $2.0 million in officer's bonus to the former majority stockholder. The $1.5 million payable at December 28, 1996, was paid in full during 1997. No such bonuses were declared or paid for the six month period ended June 30, 1997.

  The Company also made advances to fund the annual premiums on a life insurance policy on the former majority stockholder. The policy is owned by a trust. As collateral for these advances, the trust assigned the premium receivable rights in the cash value and death proceeds of the policy to the Company. The advances for premiums receivable, included in other assets in the accompanying financial statements, were approximately $0.8 million at December 28, 1996 and December 30, 1995. The balance of the trust was distributed to the stockholders prior to June 30, 1997.

  During the six month period ended June 30, 1997, the Company made cash distributions of $1.0 million to the stockholders and partners. In addition, the Company distributed other assets of $1.2 million, which included an insurance trust receivable, the cash surrender value of life insurance policies on the stockholders, and property and equipment.

  During 1998, the Company paid $.6 million in management fees to Westar. Fees and expenses of $.1 million were paid to directors for board meetings. In addition, the Company pays rent to a stockholder, as disclosed in Footnote 13.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 1998.

                                          DOSKOCIL MANUFACTURING COMPANY, INC.

                                          By:      /s/ Gary E. Kleinjan
                                             ----------------------------------
                                                    Gary E. Kleinjan
                                              President and Chief Executive
                                                         Officer

                                          By:      /s/ John J. Casey
                                             ----------------------------------
                                                      John J. Casey
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

             SIGNATURE                           TITLE                       DATE
             ---------                           -----                       ----

       /s/ George L. Argyros                   Director              September 28, 1998
____________________________________
         George L. Argyros

         /s/ John W. Clark                     Director              September 28, 1998
____________________________________
           John W. Clark

        /s/ Gary E. Kleinjan                   Director              September 28, 1998
____________________________________
          Gary E. Kleinjan

       /s/ Charles D. Martin                   Director              September 28, 1998
____________________________________
         Charles D. Martin

   /s/ Benjamin L. Doskocil, Sr.               Director              September 28, 1998
____________________________________
     Benjamin L. Doskocil, Sr.

       /s/ Michael P. Hoopis                   Director              September 28, 1998
____________________________________
         Michael P. Hoopis

        /s/ Larry E. Rembold                   Director              September 28, 1998
____________________________________
          Larry E. Rembold
