Form 10-Q
period 1998-09-30
DOSKOCIL MANUFACTURING CO INC
filed 1998-11-16
CIK 1046628

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:   SEPTEMBER 30, 1998
                                               ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ___________  TO _________________


                         COMMISSION FILE NO. 333-37081

                     DOSKOCIL MANUFACTURING COMPANY, INC.
            (Exact Name of Registrant as Specified in its Charter)

TEXAS                                                                            75-1281683
(State of Incorporation)                               (I.R.S. Employer Identification No.)

4209 BARNETT BOULEVARD
ARLINGTON, TEXAS                                                                      76017
(Address of Principal Executive Offices)                                         (Zip Code)

Registrant's Telephone Number, Including Area Code:                          (817) 467-5116

--------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          Yes   [ X ]       No [ _  ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT SEPTEMBER 30, 1998, WAS 3,103,144.

                     DOSKOCIL MANUFACTURING COMPANY, INC.
                     ------------------------------------

                                 SEC FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1998
                       --------------------------------

                                     INDEX

                                                                                                   PAGE
                                                                                                  NUMBER
PART  I.     FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             Statements of Operations..........................................................      3

             Balance Sheets....................................................................      4

             Statements of Cash Flows..........................................................      5

             Notes to Financial Statements.....................................................      6

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.............................................................     11

PART II.     OTHER INFORMATION

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................     15

SIGNATURES.....................................................................................     16

Part I - Financial Information


                     DOSKOCIL MANUFACTURING COMPANY, INC.

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                               -------------
(In thousands, except per share amounts)                                                    1998            1997
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                                $  39,975       $ 30,435
Cost of goods sold.................................................................         24,349         20,066
                                                                                         ---------       --------
   GROSS PROFIT....................................................................         15,626         10,369

Selling, general and administrative expense........................................          9,280          5,739
                                                                                         ---------       --------
   OPERATING INCOME................................................................          6,346          4,630

Other (income) expense:
   Net interest expense (three months ended September 30, 1997 includes
   amortization of bridge financing costs of $2,514)...............................          4,205          5,262
   Other, net......................................................................              4             13
                                                                                         ---------       --------
   INCOME (LOSS) BEFORE INCOME TAXES...............................................          2,137           (645)

Less provision for income taxes....................................................            915          1,431
                                                                                         ---------       --------
   NET INCOME (LOSS)...............................................................          1,222         (2,076)

Preferred stock dividends..........................................................            229            497
                                                                                         ---------       --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS..............................      $     993       $ (2,573)
                                                                                         =========       ========

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED).............................      $    0.32       $  (1.67)
                                                                                         =========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........................................          3,104          1,544
                                                                                         =========       ========

                            See accompanying notes.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                BALANCE SHEETS

                                                                                   September 30,     June 30,
(Dollars in thousands)                                                                 1998           1998
-----------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                    ASSETS
                                    ------
Current assets:
  Cash and cash equivalents....................................................      $      20      $   1,910
  Accounts receivable, net.....................................................         24,734         18,350
  Inventories (Note 7).........................................................         30,306         21,415
  Other current assets.........................................................          2,557          1,029
                                                                                     ---------      ---------
     Total current assets......................................................         57,617         42,704

Property, plant and equipment, net.............................................         54,495         51,628
Fixed assets held for sale.....................................................          3,259          3,259
Goodwill.......................................................................         58,237         59,725
Debt issuance costs............................................................          4,913          5,158
Other assets...................................................................          1,877          1,627
                                                                                     ---------      ---------
     Total assets..............................................................      $ 180,398      $ 164,101
                                                                                     =========      =========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------
Current liabilities:
  Accounts payable.............................................................      $  10,663      $   4,629
  Accrued liabilities..........................................................          8,576          9,197
  Current portion of long-term debt............................................          5,375          4,125
  Accrued interest.............................................................            334          2,635
  Accrued taxes................................................................            522            422
  Payroll and benefits payable.................................................          3,376          3,319
                                                                                     ---------      ---------
     Total current liabilities.................................................         28,846         24,327

Line of credit.................................................................         11,900             --
Long-term debt.................................................................         76,750         78,094
Senior subordinated notes......................................................         85,000         85,000
                                                                                     ---------      ---------
     Total liabilities.........................................................        202,496        187,421

Shareholders' (deficit) equity:
  Series C preferred stock, no par value:  authorized shares--25,000,000,
     issued and outstanding---9,161,567 at September 30, 1998..................          9,161          9,161
  Common stock, no par value:  authorized shares--15,000,000, issued and
     outstanding--3,103,144 at September 30, 1998 and June 30, 1998............         34,262         34,262
  Accumulated deficit..........................................................        (65,521)       (66,743)
                                                                                     ---------      ---------
     Total shareholders' deficit...............................................        (22,098)       (23,320)
                                                                                     ---------      ---------
     Total liabilities and shareholders' (deficit) equity......................      $ 180,398      $ 164,101
                                                                                     =========      =========

                            See accompanying notes.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                               -------------
(Dollars in thousands)                                                                      1998            1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income (loss).................................................................      $   1,222      $  (2,076)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Depreciation and amortization...................................................          2,779          2,066
    Amortization of debt issuance costs.............................................            245             32
    Deferred income taxes ..........................................................            915          1,670
    Other...........................................................................             --              1
    Changes in:
      Receivables...................................................................         (6,384)          (446)
      Inventories...................................................................         (8,891)           338
      Payables......................................................................          6,034           (537)
      Accrued liabilities and other.................................................         (4,530)           283
                                                                                          ---------      ---------
    Net cash (used in) provided by operating activities                                      (8,610)         1,331
                                                                                          ---------      ---------

INVESTING ACTIVITIES:
  Repurchase of leased assets.......................................................             --        (18,724)
  Capital expenditures..............................................................         (5,061)        (1,421)
  Increase in other assets..........................................................            (25)           (36)
  Cash of acquired business.........................................................             --          1,335
  Disposal of assets................................................................             --              3
                                                                                          ---------      ---------
    Net cash used in investing activities...........................................         (5,086)       (18,843)
                                                                                          ---------      ---------

FINANCING ACTIVITIES:
  Proceeds from long-term debt......................................................             --        262,500
  Payments of long-term debt........................................................            (94)      (102,319)
  Payment of debt of acquired business..............................................             --        (34,584)
  Proceeds from revolving credit agreement..........................................         11,900          5,500
  Payments of revolving credit agreement............................................             --        (10,250)
  Proceeds from sale of common stock................................................             --          3,000
  Redemption of common stock........................................................             --        (11,000)
  Proceeds from sale of preferred stock.............................................             --         23,000
  Redemption of preferred stock and accumulated dividends...........................             --        (24,433)
  Cash paid to stockholders from recapitalization...................................             --        (86,135)
  Debt issuance costs...............................................................             --         (4,227)
  Recapitalization costs............................................................             --         (1,316)
  Cash dividends....................................................................             --           (469)
                                                                                          ---------      ---------
    Net cash provided by financing activities.......................................         11,806         19,267
                                                                                          ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................         (1,890)         1,755
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR......................................          1,910          2,066
                                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................      $      20      $   3,821
                                                                                          =========      =========

                            See accompanying notes.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements. Included in the statements for the three months ended September 30, 1997 are operations for Dogloo, Inc., from and after September 19, 1997, the date it merged with and into Doskocil Manufacturing Company, Inc. (the "Corporation"). The financial data prior to September 19, 1997, reflect the combined historical financial position, results of operations and cash flows for Doskocil Manufacturing Company, Inc., and Spectrum Polymers, Ltd., ("Spectrum"), as they were under common control. The term "Doskocil" refers to Doskocil Manufacturing and Spectrum prior to giving effect to the merger, the term "Dogloo" refers to Dogloo, Inc., prior to giving effect to the merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo.

     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

NOTE 2

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distribution to owners. For the first quarter of fiscal year 1999 and 1998 there were no differences between comprehensive income and net income.

NOTE 3

     Effective July 1, 1997, the Corporation was recapitalized through the following transactions: (1) 100% of the Spectrum partnership interest was sold to a group of investors for $11.0 million; (2) after retirement of approximately $1.0 million of Spectrum debt by the investors, the partnership interests were exchanged for 798,612 shares of the Corporation's common stock; (3) the Corporation's Articles of Incorporation were amended to establish the Corporation as a C Corporation and authorized 15,000,000 shares of preferred stock and 15,000,000 shares of common stock, each with no par value per share;
(4) certain investors purchased 199,654 shares of common stock for $3.0 million and 1,530,674 shares of Series A Preferred Stock for $23.0 million; (5) all outstanding balances under then existing lines of credit and long-term debt, along with related accrued interest and pre-payment penalties, were paid in full; and (6) the Corporation redeemed 5,666,145 shares of common stock from the majority stockholder for approximately $87.4 million. The acquisition of Spectrum has been accounted for as a combination of entities under common control and, accordingly, the assets acquired were recorded at their historical cost.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED)

NOTE 4

     On September 19, 1997, Doskocil consummated a merger with Dogloo, Inc. (the "Merger"), wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. The Company is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates (collectively "Westar") and Enterprise entities ("Enterprise). Pursuant to the Merger Agreement, each issued and outstanding share of Dogloo Series A Preferred Stock was converted into one share the Company's Series B Preferred Stock and each issued and outstanding share of Dogloo Series B Preferred Stock was converted into one share of the Company's Series C Preferred Stock. In connection with the Merger, except as described below, all of the outstanding options to purchase shares of Dogloo Common Stock were assumed by the Company and thereby became options to purchase shares of the Company's Common Stock, with adjustments to such options to reflect the ratio into which shares of Dogloo Common Stock were converted into shares of the Company's Common Stock.

NOTE 5

     In connection with the Merger, Doskocil purchased an aggregate of 249,703 shares of Dogloo Common Stock for an aggregate price of approximately $0.4 million from shareholders of Dogloo other than the Investor Group and Mr. Aurelio F. Barreto, III, the co-founder and former Chief Executive Officer of Dogloo. In addition, the Company cashed out for $0.41 per option 211,000 options held by Dogloo employees who did not continue with the Company after the Merger. All Dogloo employees who continued with the Company had their options assumed by the Company and therefore converted into options to purchase the Company's Common Stock. Immediately prior to the Merger, Dogloo had 736,000 outstanding options to purchase shares of Dogloo Common Stock. Immediately after the closing of the Merger, 1,064,816 shares of the Company's Series A Preferred Stock were converted into 1,064,816 shares of the Company's Common Stock.

     Concurrent with the closing of the Merger, the Company used proceeds of the Credit Facility (see Note 6) to redeem for $14.9 million (including dividends accrued through September 19, 1997) 598,959 shares of the Company's Common Stock and 359,376 shares of the Company's Series A Preferred Stock owned by Enterprise, and to redeem for $3.6 million, 133,102 shares of the Company's Common Stock and 106,482 shares of the Company's Series A Preferred Stock from various Enterprise entities.

     Immediately following the Merger, the Company also used proceeds from the Offering and the Credit Facility to redeem the following additional shares of Series B Preferred Stock and Series C Preferred Stock (i) 6,890,000 shares of Series B Preferred Stock held by Mr. Barreto for $8.4 million (including dividends accrued through September 19, 1997); (ii) 3,334,255 shares of Series B Preferred Stock held by Darrell R. Paxman, co-founder of Dogloo, for $4.0 million (including dividends accrued through September 19, 1997); (iii) 538,433 shares of Series C Preferred Stock held by Enterprise for $1.3 million (including dividends accrued through September 19, 1997); and (iv) 2,141,260 shares of Series C Preferred Stock held by Mr. Barreto for $2.6 million (including dividends accrued through September 19, 1997). Further, immediately following the Merger, the Company paid approximately $1.5 million of accrued dividends on the shares of Series C Preferred Stock which remained outstanding.

     In connection with the conversion and redemption of shares of Series A Preferred Stock, the Company borrowed $0.5 million under the Credit Facility to pay cumulative dividends on such shares of Series A Preferred Stock as of the date of the Merger.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED)

     The Merger was accounted for as a purchase transaction under generally accepted accounting principles and, accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired. This purchase price allocation resulted in goodwill of approximately $61.2 million which is being amortized on the straight line basis over 30 years. The pro forma financial results of operations below assume that the transaction was completed on July 1, 1997, and reflect the increased interest costs, preferred stock dividends and the amortization of the intangibles associated with the transaction and related income tax effect:

                                                            Three months ended
                                                              September 30,
                                                          --------------------
(Dollars in thousands except per share amounts)                       1997
------------------------------------------------------------------------------
Net sales                                                        $ 43,726
Operating income                                                    5,470
Net loss attributable to common shareholders                         (731)
Loss per share (basic and diluted)                               $  (0.24)
------------------------------------------------------------------------------

     Concurrent with the consummation of the Merger, the Company issued 10/1//8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998, effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the Subordinated Notes. The Subordinated Notes limit, among other things, dividends, incurrence of additional indebtedness and other restricted payments, as defined, and contains cross default provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million will be amortized over the term of the Subordinated Notes and the Credit Facility.

NOTE 6

     Concurrent with the consummation of the Merger, the Company entered a Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility (the "Revolving Credit Facility"), and includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED)


     Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 2.25% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.75% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus .75% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 1.25% with respect to the tranche B term loan facility; provided, however, the interest rates are subject to several quarter point reductions in the event the Company meets certain performance targets.

     The tranche B term loan facility matures on September 19, 2004. The tranche A term loan facility and the Revolving Credit Facility mature on September 19, 2003. The Term Loan Facility shall be subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Facility). The Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until certain financial ratios are attained by the Company. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the Credit Facility. The mandatory prepayments defined in the Credit Facility include: (a) 100% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50% of excess cash flow pursuant to an annual cash sweep arrangement; (c) 100% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimus baskets and certain exceptions. In addition, the Company may prepay the Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

     The Company is required to pay to the Lenders in the aggregate a commitment fee equal to /1//2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter, provided that this fee may be subject to reduction in the event the Company meets certain performance targets.

     The Credit Facility requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and maximum leverage ratio. The Credit Facility also contains additional restrictions which, among other things, limit additional indebtedness, liens, sales of assets and business combinations.

     A failure to comply with the obligations contained in the Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-defaults.

NOTE 7

     Inventories consist of the following:

                                                     September 30,    June 30,
(Dollars in thousands)                                   1998           1998
----------------------------------------------------------------------------------
Finished Goods                                         $ 15,579       $ 11,794
Work-in-Process                                           2,170          2,107
Raw Materials                                            12,385          7,325
Supplies                                                    172            189
                                                       --------       --------
                                                       $ 30,306       $ 21,415
----------------------------------------------------------------------------------

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED)


NOTE 8

     As a result of the Corporation's termination as an S Corporation on July 1, 1997, the Corporation became a C corporation and its taxable income is subject to a corporate level income tax. Accordingly, deferred tax assets and liabilities were established with a net charge to earnings on July 1, 1997 of $1.67 million:

     The estimated effective tax rate was 43% for the three months ended September 30, 1998, which includes an adjustment for the amortization of Dogloo goodwill that is not deductible for tax purposes. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Dogloo merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Dogloo merger will be recognized as a reduction of income tax expenses.

NOTE 9

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

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Doskocil Manufacturing Company, Inc. (the "Company") is among the leading plastic pet products companies in the United States, manufacturing a broad range of plastic and other pet products sold through a distribution network of more than 2,000 retailers. The following discussion should be read in conjunction with the financial statements and notes for the quarter ended September 30, 1998 included in this report.

     This quarterly report of Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on belief of management as well as assumptions made by and information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors, that could cause future outcome to differ materially from those set forward in the forward-looking statements. For additional risk factors affecting the Company, see "Introduction and Note on Presentation--Forward-Looking Statements" and "Business--Risks Related to the Business" in the Doskocil Manufacturing Company, Inc. Annual Report on Form 10-K for the year ended June 30, 1998.

RESULTS OF OPERATIONS

     NET SALES increased to $40.0 million in the first quarter of fiscal 1999 from $30.4 million in the comparable period of the prior year, an increase of $9.6 million. The increase was primarily the result of the inclusion of $9.9 million of Dogloo net sales offset by slightly lower Doskocil sales of $0.3 million. This decrease of $0.3 million was the result of several factors, including lower sporting goods and other sales which were partially offset by higher pet products and outside resin sales. Sporting goods sales decreased $1.8 million primarily due to the inability of the Company to fulfill certain customer orders (see "Outlook"). Pet product sales increased by $0.5 million due primarily to increased sales of kennels and outside resin sales generated by the Spectrum facility which increased by $1.0 million.

     GROSS PROFIT increased to $15.6 million in the first quarter of fiscal 1999 from $10.4 million in the comparable period of the prior year, an increase of $5.2 million. As a percentage of net sales, gross margin increased to 39.1% in the first quarter of fiscal 1999 from 34.1% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was favorably affected by, among other things, a decrease in the cost of its principal raw material, plastic resin, offset by slightly higher labor costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $9.3 million in the first quarter of fiscal 1999 from $5.7 million in the comparable period of the prior year, an increase of $3.6 million or 61.7%. The increase was the result of several factors including higher expenses as a result of the merger with Dogloo (the "Merger"), including higher freight of approximately $1.0 million, the amortization of goodwill associated with the Merger of $0.5 million, and an increase in other expenses such as advertising and promotions of approximately $1.0 million. The Company expects these costs, including in particular the higher level of freight costs, to continue for at least the next several quarters and is implementing a 3% price increase to somewhat offset these increased costs. (See "Outlook"). As a percentage of net sales, S,G&A spending increased to 23.2% in the first fiscal quarter of fiscal 1999 from 18.9% in the comparable period of the prior year.

     INTEREST EXPENSE decreased to $4.2 million in the first fiscal quarter of 1999 from $5.3 million in the comparable period of the prior year. Interest expense in the prior period included fees and expenses associated with the related bridge financing of $2.5 million and $0.4 million related to the Credit Facility and the Notes. These bridge financing fees and expenses were charged to expense as a result of the refinancing which was completed concurrent with the Merger on September 19, 1997.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     PROVISION FOR INCOME TAXES of $1.4 million for the first quarter ended September 30, 1997, was composed of a charge of $1.67 million for the change to a C corporation status and a benefit of $0.2 million on the loss for the quarter at an effective rate of 37%. The income tax provision for the first quarter ended September 30, 1998, was $.9 million. The effective tax rate increased 6%, to 43%, primarily due to the amortization of Dogloo goodwill which is not deductible for tax purposes.

     NET INCOME for the quarter ended September 30, 1998, was $1.2 million compared to net loss of $2.1 million for the comparable period of the prior year, an increase of $3.3 million. The change in net income primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt outstanding on September 30, 1998 increased by $11.8 million from June 30, 1998 due primarily to additional borrowings against the Company's revolving credit agreement. Total outstanding debt is comprised of bank borrowings of $94.0 million and Subordinated Notes of $85.0 million. The bank borrowings are comprised of a Term Loan Facility of $82.1 million and a Revolving Credit Facility of $27.5 million, of which $11.9 was outstanding at September 30, 1998. Note 5 to the Financial Statements outlines the terms and conditions of the Subordinated Notes. At September 30, 1998 the Company had $15.6 million of availability on the Revolving Credit Facility.

     Because 50% of the Company's outstanding borrowing at September 30, 1998 and the additional availability of $27.5 million from the Revolving Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at September 30, 1998, was 7.9%.

     Management anticipates incurring capital expenditures for the fiscal year ending June 30, 1999, of approximately $13.0 million relating to upgraded machinery, tooling and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facility. The capital requirements for fiscal 1999 may be partially offset by cash proceeds from the sale of the Indianapolis facility.

     The Company believes cash provided by operations, equipment leases and cash available under existing credit facilities will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

     The Company's Term Loan Facility and Revolving Credit Facility contain a number of financial covenants that require the Company to meet certain financial ratios and tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with its financial and other loan covenants at September 30, 1998. The Company's continued ability to satisfy its loan covenants depends, in part, on the amount of time required to successfully address the difficulties described below. (See "Outlook"). Until corrected, the impact of these difficulties on the Company's financial performance will adversely affect the Company's ability to satisfy its financial covenants. In the event the Company is temporarily unable to meet certain of its financial covenants, the Company anticipates requesting waivers and/or amendments to its Term Loan Facility and Revolving Credit Facility.

     The Company is subject to a number of risks and uncertainties which are set forth under the caption "Business--Risks Related to the Business" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

OUTLOOK

     During the first quarter of 1999, the Company continued to experience difficulties, similar to last quarter, in fulfilling certain customer orders on a timely basis. This difficulty is attributable to a number of factors, including problems experienced in managing the combined product lines of Doskocil and Dogloo, accurately forecasting customer demand, a surge in customer orders, production scheduling, logistic constraints and achieving planned production rates from certain equipment. The Company is continuing to take short and long-term corrective actions, but expects these difficulties to continue into the next several quarters. The Company will continue to incur increased short-term costs (including increased labor and freight costs), which will unfavorably impact results until the corrective actions achieve satisfactory results. The Company also encountered software complications during

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


the first phase of the implementation of its new information system, which may delay this process until after the first of the year. The Company determined that it was necessary to return to it's current computer systems to insure the ability to meet customer demand during its busiest time of the year.

YEAR 2000

     In the next fifteen months, most large companies will face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force information systems to either shut down or provide incorrect data or information. The Company began the process of identifying the necessary changes to its computer programs and hardware as well as assessing the progress of its significant vendors in their remediation efforts in 1997. The discussion below details the Company's efforts to ensure Year 2000 compliance.

     In 1997, the Company began a $3.6 million project to upgrade virtually all of its computer systems. Most of the costs of this project will be capitalized and amortized over a period not to exceed five years. Over the last fifteen months, capital expenditures include approximately $3.3 million related to this project. The upgrade program covers a wide array of computing applications, including financial, manufacturing and distribution systems, as well as ancillary systems such as factory control, electronic data information, e-mail, and desktop computers. All of the new equipment and software should be Year 2000 compliant, and the Company is obtaining certifications from the manufacturers and suppliers. The upgrade process is underway, and even with the above mentioned delay, is scheduled to be complete by the first part of calendar 1999. The Company anticipates having time to test the system, in order to verify that its critical systems are Year 2000 compliant, prior to December 31, 1999.

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

     At this time, the Company fully expects to be Year 2000 compliant. The Company has not developed any specific contingency plan in the event it fails to complete its Year 2000 projects. The Company will continue to monitor internal and external progress and, if it appears necessary, contingency plans will be made.

ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" which introduces a "management approach" for identifying reportable industry segments of an enterprise. The Company plans to adopt the standard, effective with its fiscal year 1999 annual financial statements. The Company is currently evaluating the effects of this change on its financial statement disclosures.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" ("SOP-98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. The Company will adopt SOP 98-1 effective July 1, 1999. The incremental impact on results of operations is not expected to be material.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


SUMMARY COMBINED HISTORICAL FINANCIAL INFORMATION

     The following table sets forth summary historical financial information on a combined basis for the three months beginning July 1, 1998 and 1997, which is being shown for comparison purposes only:


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                        (Unaudited)
                                                                                --------------------------
(Dollars in thousands)                                                             1998            1997
----------------------------------------------------------------------------------------------------------
Pet Products                                                                    $ 32,378       $ 34,804
Sporting goods and other                                                           5,219          7,024
Furniture and custom molding                                                          --            156
Outside resin sales                                                                2,378            392
                                                                                --------       --------
     Combined net sales                                                           39,975         42,376
Cost of sales                                                                     24,349         27,549
                                                                                --------       --------
     Gross profit                                                                 15,626         14,827
Selling, general and administrative expense                                        9,280          8,714
                                                                                --------       --------
     Operating income                                                              6,346          6,113
Adjustments:
Depreciation and amortization                                                      2,779          2,768
                                                                                --------       --------
     EBITDA/(1)/                                                                $  9,125       $  8,881
----------------------------------------------------------------------------------------------------------

/(1)/ The term EBITDA as used above means operating income plus depreciation and amortization. EBITDA should not be construed as a substitute for income from operations or be considered a better indicator of liquidity or cash flow from operating activities which is determined in accordance with generally accepted accounting principles. EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

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

                                        DOSKOCIL MANUFACTURING COMPANY, INC.
                                        (REGISTRANT)


                                        /s/ GARY E. KLEINJAN
  DATE:   NOVEMBER 13, 1998             ________________________________________
                                        GARY E. KLEINJAN
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)


                                        /s/ JOHN J. CASEY
  DATE:   NOVEMBER 13, 1998             ________________________________________
                                        JOHN J. CASEY
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL ACCOUNTING OFFICER)