Form 10-Q
period 1998-12-31
DOSKOCIL MANUFACTURING CO INC
filed 1999-02-16
CIK 1046628

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   Form 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended: December 31, 1998

                                      OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the transition period from       to

                         Commission File No. 333-37081

                     DOSKOCIL MANUFACTURING COMPANY, INC.
            (Exact Name of Registrant as Specified in its Charter)

                 Texas                               75-1281683
       (State of Incorporation)         (I.R.S. Employer Identification No.)

        4209 Barnett Boulevard
           Arlington, Texas                             76017
    (Address of Principal Executive                  (Zip Code)
               Offices)



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

                           Yes [X]              No [_]

  The number of shares outstanding of the registrant's no par value Common Stock at December 31, 1998, was 3,107,144.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 SEC FORM 10-Q
                        Quarter Ended December 31, 1998

                                     INDEX

                                                                   Page Number
                                                                   -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

       Statements of Operations...................................       3

       Balance Sheets.............................................       4

       Statements of Cash Flows...................................       5

       Notes to Financial Statements..............................       6

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations........................      12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..........................      20

SIGNATURES........................................................      21

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (Unaudited)

                                       Three Months Ended    Six Months Ended
                                          December 31,         December 31,
                                       --------------------  ------------------
                                         1998       1997       1998      1997
                                       ---------  ---------  --------  --------
                                         (Dollars in thousands, except per
                                                  share amounts)
Net sales............................  $  48,711  $  49,071  $ 88,686  $ 79,506
Cost of goods sold...................     35,861     30,829    60,210    50,895
                                       ---------  ---------  --------  --------
  Gross profit.......................     12,850     18,242    28,476    28,611
Selling, general and administrative
 expense.............................     11,017      8,831    20,297    14,508
Impairment of long-lived assets (Note
 9)..................................      1,617        --      1,617       --
                                       ---------  ---------  --------  --------
  Operating income...................        216      9,411     6,562    14,103
Other (income) expense:
  Net interest expense (six months
   ended December 31, 1997 includes
   amortization of bridge financing
   costs of $2,514)..................      4,408      3,868     8,613     9,130
  Other, net.........................          7       (236)       11      (223)
                                       ---------  ---------  --------  --------
  Income (loss) before income taxes..     (4,199)     5,779    (2,062)    5,196
Less (benefit) provision for income
 taxes...............................       (915)     2,140       --      3,594
                                       ---------  ---------  --------  --------
  Net income (loss)..................     (3,284)     3,639    (2,062)    1,602
Preferred stock dividends............        229        229       229       726
                                       ---------  ---------  --------  --------
Net income (loss) attributable to
 common shareholders.................  $  (3,513) $   3,410  $ (2,291) $    876
                                       =========  =========  ========  ========
Net income (loss) per common share
 (basic).............................  $   (1.13) $    1.12  $   (.74) $    .38
                                       =========  =========  ========  ========
Net income (loss) per common share
 (diluted)...........................  $   (1.13) $    1.11  $   (.74) $    .38
                                       =========  =========  ========  ========
Weighted average common shares
 outstanding (basic).................      3,104      3,055     3,104     2,300
                                       =========  =========  ========  ========
Weighted average common shares
 outstanding (diluted)...............      3,104      3,069     3,104     2,314
                                       =========  =========  ========  ========



                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                             December 31, June 30,  December 31,
                                                 1998       1998        1997
                                             ------------ --------  ------------
                                             (Unaudited)            (Unaudited)
                                                   (Dollars in thousands)
                  ASSETS
Current assets:
  Cash and cash equivalents................    $  3,318   $  1,910    $  9,556
  Accounts receivable, net.................      27,190     18,350      22,070
  Inventories (Note 6).....................      27,948     21,415      23,023
  Other current assets.....................       1,301      1,029       1,284
  Deferred taxes...........................         --         --        7,497
                                               --------   --------    --------
    Total current assets...................      59,757     42,704      63,430
Property, plant and equipment, net.........      52,998     51,628      52,683
Fixed assets held for sale.................       3,259      3,259       3,500
Goodwill...................................      58,643     59,725      49,197
Debt issuance costs........................       4,667      5,158       5,246
Other assets...............................       1,854      1,627       1,635
Deferred taxes.............................         --         --        1,407
                                               --------   --------    --------
    Total assets...........................    $181,178   $164,101    $177,098
                                               ========   ========    ========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable.........................    $  6,473   $  4,629    $  7,600
  Accrued liabilities......................       8,273      9,197       8,490
  Current portion of long-term debt........       6,375      4,125         250
  Accrued interest.........................       2,547      2,635       2,533
  Accrued taxes............................         593        422       3,493
  Payroll and benefits payable.............       3,433      3,319       2,900
                                               --------   --------    --------
    Total current liabilities..............      27,694     24,327      25,266
Line of credit.............................      19,400        --          --
Long-term debt.............................      74,406     78,094      82,250
Senior subordinated notes..................      85,000     85,000      85,000
Deferred taxes.............................         --         --        4,062
                                               --------   --------    --------
    Total liabilities......................     206,500    187,421     196,578
Shareholders' (deficit) equity:
  Series C preferred stock, no par value:
   authorized shares--25,000,000, issued
   and outstanding--9,161,567..............       9,161      9,161       9,161
  Common stock, no par value: authorized
   shares--15,000,000, issued and
   outstanding--3,107,144 at December 31,
   1998, 3,103,144 at June 30, 1998 and
   3,053,640 at December 31, 1997..........      34,322     34,262      33,580
  Accumulated deficit......................     (68,805)   (66,743)    (62,221)
                                               --------   --------    --------
    Total shareholders' deficit............     (25,322)   (23,320)    (19,480)
                                               --------   --------    --------
    Total liabilities and shareholders'
     (deficit) equity......................    $181,178   $164,101    $177,098
                                               ========   ========    ========


                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                          Six Months Ended
                                                            December 31,
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------
                                                       (Dollars in thousands)
Operating activities:
  Net income (loss)................................... $   (2,062) $     1,602
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization......................      5,349        5,020
   Amortization of debt issuance costs................        491          197
   Deferred income taxes..............................        --         1,670
   Other..............................................        --          (224)
   Impairment of long-lived assets....................      1,617          --
   Changes in:
    Receivables.......................................     (8,840)         148
    Inventories.......................................     (6,533)       2,150
    Payables..........................................      1,844         (210)
    Accrued liabilities and other.....................     (1,287)       3,149
                                                       ----------  -----------
   Net cash (used in) provided by operating
    activities........................................     (9,421)      13,502
                                                       ----------  -----------
Investing activities:
  Repurchase of leased assets.........................        --       (18,724)
  Capital expenditures................................     (7,168)      (3,743)
  Increase in other assets............................        (25)        (200)
  Cash of acquired business...........................        --         1,335
  Disposal of assets..................................        --           825
  Other...............................................        --             3
                                                       ----------  -----------
   Net cash used in investing activities..............     (7,193)     (20,504)
                                                       ----------  -----------
Financing activities:
  Proceeds from long-term debt........................        --       262,500
  Payments of long-term debt..........................     (1,438)    (102,319)
  Payment of debt of acquired business................        --       (34,584)
  Proceeds from revolving credit agreement............     19,400        5,500
  Payments of revolving credit agreement..............        --       (12,750)
  Proceeds from sale of common stock..................         60        3,000
  Redemption of common stock..........................        --       (11,000)
  Proceeds from sale of preferred stock...............        --        23,000
  Redemption of preferred stock and accumulated
   dividends..........................................        --       (24,433)
  Cash paid to stockholders from recapitalization.....        --       (87,922)
  Debt issuance costs.................................        --        (4,637)
  Recapitalization costs..............................        --        (1,394)
  Cash dividends......................................        --          (469)
                                                       ----------  -----------
   Net cash provided by financing activities..........     18,022       14,492
                                                       ----------  -----------
  Net increase in cash and cash equivalents...........      1,408        7,490
  Cash and cash equivalents at beginning of year......      1,910        2,066
                                                       ----------  -----------
  Cash and cash equivalents at end of period.......... $    3,318  $     9,556
                                                       ==========  ===========

                            See accompanying notes.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1. Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q and Article 10 of Regulation S-
X. Accordingly, these financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements. Included in the statements for the six months ended December 31, 1997 are operations for Dogloo, Inc., from and after September 19, 1997, the date it merged with and into Doskocil Manufacturing Company, Inc. (the "Corporation"). The term "Doskocil" refers to Doskocil Manufacturing and Spectrum prior to giving effect to the merger, the term "Dogloo" refers to Dogloo, Inc. prior to giving effect to the merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo.

  In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods presented have been included. Interim results are not based on physical counts of inventory and, therefore, include estimates to arrive at cost of goods sold for the period. A physical inventory is planned for March, 1999. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview". Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Note 2. Accounting Standards

  Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distribution to owners. For the first and second quarters of fiscal year 1999 and 1998, there were no differences between comprehensive income and net income.

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

  Concurrent with the closing of the Merger, the Company used proceeds of the Credit Facility (see Note 5) to redeem for $14.9 million (including dividends accrued through September 19, 1997) 598,959 shares of the Company's Common Stock and 359,376 shares of the Company's Series A Preferred Stock owned by Enterprise, and to redeem for $3.6 million, 133,102 shares of the Company's Common Stock and 106,482 shares of the Company's Series A Preferred Stock from various Enterprise entities.

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

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (Unaudited)

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

                                          Three months ended Six months ended
                                          December 31, 1997  December 31, 1997
                                          ------------------ -----------------
                                            (Dollars in thousands except per
                                                     share amounts)
Net sales................................      $49,071            $92,498
Operating income.........................        9,411             14,881
Net income attributable to common
 shareholders............................        3,410              2,679
Income per common share
 (basic and diluted).....................      $  1.12            $  0.88

  Concurrent with the consummation of the Merger, the Company issued 10 1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998, effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the Subordinated Notes. The Subordinated Notes limit, among other things, dividends, incurrence of additional indebtedness and other restricted payments, as defined, and contains cross default provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million are being amortized over the term of the Subordinated Notes and the Credit Facility.

Note 5. Long Term Debt

  Concurrent with the consummation of the Merger, the Company entered a Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of a $27.5 million revolving credit facility (the "Revolving Credit Facility") which includes a subfacility for swingline borrowings and a sublimit for letters of credit and term loans (the "Term Loan Facility") in an initial aggregate principle amount of $82.5 million of which $80.8 million in aggregate principal amount was outstanding as of December 31, 1998. The Term Loan facility includes a $45.0 million tranche A term loan subfacility of which $43.8 million in principal amount was outstanding as of December 31, 1998 and a $37.5 million tranche B term loan subfacility of which $37.0 million was outstanding as of December 31, 1998. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

  The Credit Facility requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and a maximum leverage ratio. The Credit Facility also contains additional restrictions which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. As of December 31, 1998, the Company was not in compliance with the minimum interest coverage ratio, the maximum leverage ratio, and the fixed charge coverage ratio under the Credit Facility.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (Unaudited)


  The Company entered into an amendment to the Credit Facility as of February 10, 1999 (the "First Amendment") which provides, among other matters, for the waiver of such covenant defaults, the revision of certain existing financial covenants, including the addition of a minimum EBITDA requirement,and interest rate increases of approximately .75% per annum as described below.

  After giving effect to the First Amendment, indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.50% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 1.50% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility; provided, however, the interest rates are subject to several quarter point reductions in the event the Company meets certain performance targets.

  The tranche B term loan facility matures on September 30, 2004. The tranche A term loan facility and the Revolving Credit Facility mature on September 30, 2003. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the scheduled amortization set forth in the Credit Facility. The Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until certain financial ratios are attained by the Company. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the Credit Facility. The mandatory prepayments defined in the Credit Facility include: (a) 100% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50% of excess cash flow pursuant to an annual cash sweep arrangement; (c) up to 100% of the net cash proceeds of certain indebtedness subject to certain exceptions and (d) 100% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimus baskets and certain exceptions. In addition, the Company may prepay the Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

  The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 1/2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter, provided that this fee may be subject to reduction in the event the Company meets certain performance targets.

  There is no assurance that the Company will be able to comply with the financial or other covenants set forth in the Credit Facility, as revised by the First Amendment. A failure to comply with the obligations contained in the Credit Facility or the subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-defaults. Based on its eighteen month forecast, management expects to meet all covenants over that time period.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (Unaudited)


Note 6. Inventory

  Inventories consist of the following:

                                              December 31, June 30, December 31,
                                                  1998       1998       1997
                                              ------------ -------- ------------
                                                    (Dollars in thousands)
Finished Goods...............................   $17,060    $11,794    $12,945
Work-in-Process..............................     2,594      2,107      1,231
Raw Materials................................     8,180      7,325      8,675
Supplies.....................................       114        189        172
                                                -------    -------    -------
                                                $27,948    $21,415    $23,023
                                                =======    =======    =======

Note 7. Income Taxes

  As a result of the Corporation's termination as an S corporation on July 1, 1997, the Corporation became a C corporation and its taxable income is subject to a corporate level income tax. Accordingly, deferred tax assets and liabilities were established with a net charge to earnings on July 1, 1997 of $1.67 million.

  The effective tax rate for the six months ended December 31, 1998 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Dogloo merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Dogloo merger will be recognized as a reduction of income tax expense.

Note 8. Commitments and Contingencies

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

Note 9. Impairment of Long-Lived Assets

  During the second quarter of fiscal 1999, the Company experienced a failed software system conversion (See Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000). Over the last eighteen months, capital expenditures for this project were approximately $4.0 million, of which approximately one-half were implementation costs. As a result of the failed conversion, management evaluated the costs related to the system conversion and expensed those costs with minimal future benefit.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (Unaudited)

Note 10. Net Income Per Share

  Net income per share for the three months and the six months ended December 31, 1998 and December 31, 1997 are calculated as follows:

                           Three Months      Six Months
                               Ended            Ended
                          Dec. 31  Dec. 31 Dec. 31  Dec. 31
                           1998     1997    1998     1997
                          -------  ------- -------  -------
Net income (loss)........ $(3,513) $3,410  $(2,291)  $  876
                          =======  ======  =======   ======
Average shares
 outstanding during the
 period:
 Basic...................   3,104   3,055    3,104    2,300
 Plus assumed exercise of
  stock options..........      --      14       --       14
                          -------  ------  -------   ------
 Diluted.................   3,104   3,069    3,104    2,314
                          =======  ======  =======   ======

Net income per share:
 Basic................... $ (1.13) $ 1.12  $  (.74)  $  .38
                          =======  ======  =======   ======
Diluted.................  $ (1.13) $ 1.11  $  (.74)  $  .38
                          =======  ======  =======   ======

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Introduction

  Doskocil Manufacturing Company, Inc. (the "Company") is among the leading non-food pet products companies in the United States, manufacturing a broad range of non-food pet products sold through a distribution network of more than 2,000 retailers. The following discussion should be read in conjunction with the financial statements and notes included in this report for the quarter ended December 31, 1998.

  This quarterly report of Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the opinion of management as well as assumptions made by and information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. For such qualifying statements and additional risk factors affecting the Company, see "Introduction and Note on Presentation--Forward-Looking Statements" and "Business--Risks Related to the Business" in the Doskocil Manufacturing Company, Inc. Annual Report on Form 10-K for the year ended June 30, 1998. The forward-looking statements contained herein include the statements made under the caption "Planned Actions" and "Year 2000" regarding steps being taken by the Company to improve its operations. There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in the implementation of the Company's corrective actions.

Overview

  As part of the merger of Dogloo and Doskocil, the Company identified anticipated savings related to lower Selling, General and Administrative expenses and lower manufacturing costs from the consolidation of Dogloo facilities and lower resin costs for Dogloo products being made with Doskocil manufactured resins. Most of these savings are being realized, with an estimated benefit during the first six months of fiscal 1999 of $5.2 million.

  Offsetting these savings was nearly $9.6 million in additional operating costs for the same period. The Company spent approximately $4.0 million for outside manufacturing, outside warehousing and inbound freight to meet customer orders. In addition, the Company experienced $2.8 million in higher costs for direct labor in manufacturing and $1.3 million in higher costs at its distribution center in Arlington. The Company also incurred planned spending of over $1.2 million for brand recognition advertising. The causes of these increased costs include: difficulties in merging the combined product lines of Doskocil and Dogloo; difficulties accurately forecasting customer demand; inability to forecast surges in customer orders; production scheduling difficulties; warehouse and shipping constraints; inability to meet planned production rates; computer system problems; and the failure to build sufficient inventory in the fourth quarter of fiscal year 1998.

  Because of the operational problems described above, the Company was unable to fulfill all customer orders on a timely basis, resulting in lost sales and customers in some cases. To date, only one of the Company's top 20 customers with approximately $1.7 million annual sales and several smaller accounts, with total annual sales of approximately $3 million, ceased doing business with the Company due to order fulfillment difficulties. The Company also believes it lost additional opportunities for new product sales. Overall, customer demand was up 8.1% for the first six months of fiscal 1999 compared to the same period last year.

  The first quarter of fiscal 1999 was negatively impacted by lost time due to a physical inventory and computer problems. The second quarter of fiscal 1999 was negatively impacted by a failed software system conversion that forced the Company to re-implement its current computer system during its busiest time of the year. Failure of this conversion increased costs and hampered the Company's ability to manufacture, ship and invoice during a four-week period. (See--Year
2000).

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


  The Company is continuing to take short and long-term corrective actions, including those described below to address these matters. (See Planned
Actions). It has developed operational and financial plans for the next eighteen months to reduce and ultimately eliminate the additional costs described above. The Company's plans have been presented to its lenders and the all waivers and amendments necessary to implement its plans have been approved. The Company expects the effects of these difficulties and related increased short-term costs (including increased labor and freight costs) to unfavorably impact results until the corrective actions achieve satisfactory results.

Planned Actions

  The Company has completed a comprehensive review of its operations and developed an eighteen-month plan to eliminate the additional costs it has recently experienced. Several of the key elements of this plan are described below.

  Management. The Company has strengthened several key positions by hiring new managers in manufacturing, distribution and finance. Many of the problems experienced came from functional departments taking actions without understanding impacts on other functions. Management is building a culture based on teamwork. The Company is improving and formalizing its sales and operations planning and demand management functions.

  Manufacturing. The Company is taking steps to increase machine and labor efficiency and improve its ability to fulfill customer orders on a timely and efficient basis. The Company has replaced certain key manufacturing personnel. The new manufacturing team, including a new Senior Vice President of Operations, is implementing "lean manufacturing" philosophy. Lean manufacturing focuses on techniques that lower inventories and maximize throughput, both of which are important to improvements in the Company's operations. The Company is also moving from production planning based on forecasts to planning that calculates requirements based on safety stocks less customer orders received. This "pull" strategy minimizes dependence on forecast accuracy, increases inventory turns and makes more capacity available.

  The Company has accelerated the movement of certain manufacturing operations to a newly completed facility located on its Arlington, Texas campus. The facility is expected to lower variable costs and increase capacity. In addition, a capital spending plan has been approved to add molds and machinery to eliminate certain bottlenecks and increase capacity. The capital Plan was based on requirements derived from the eighteen month capacity forecast of market demand and designed to minimize outside manufacturing and in-bound freight. The impact of building inventory prior to the heavy shipping season to meet cusomer demand has been included in the operational and financial plan. The Company's outsourcing policy has been changed to minimize total costs by keeping high value and volume SKU production inside and outsourcing low volume items.

  Distribution. New management has been put in place with experience in the management techniques described above. The Company is exploring the construction of additional storage facilities and the purchase of equipment to reduce outside storage costs and improve efficiency. In addition, the Company plans to undertake a "densification" program in late fiscal 2000 that is expected to increase the capacity of existing warehouse facilities.

  Sales and marketing. During the second quarter, the Company decided to combine its two brands, PetMate and PetMate Pro, into one brand--PetMate. This step and an analysis of the Company's product sales is expected to reduce the Company's SKUs from 1,100 to approximately 400. The reduction in SKUs is expected to simplify product production and increase manufacturing efficiencies. The Company expects to realize these benefits late in the second half of fiscal 1999.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


  During the second quarter, the Company reduced its consumer advertising plan by approximately $2 million for the last half of fiscal 1999 and redirected some of these funds for additional trade promotions. The Company nonetheless has available and has assigned the financial and operational resources necessary to support the planned launch of new products. Future consumer advertising spending will be minimized until the Company has the capability to meet existing product demand.

  Product engineering. The Company is focusing on implementing major engineering and mold modifications on its high volume SKUs that are expected to have significant profit improvements. Specific opportunities have been identified and are expected to lower raw material and manufacturing costs of existing products.

  Information technology. The Company has decided to pursue a lower risk information technology strategy. Various options are under consideration, but all scenarios require implementation by this summer, prior to the heavy shipping season. The Company has taken a $1.6 million charge during the second fiscal quarter due to the failed system conversion against the capitalized implementation costs. (See Year 2000).

  Finance and control. The Company has replaced certain key finance and accounting personnel including the CFO and Controller. The Company will be implementing activity-based costing for cost management and product pricing. Comprehensive financial budgets and forecasting techniques for the next eighteen months have been implemented. The profit drivers have been defined and are being measured. The Company believes that the recently negotiated First Amendment to the Credit Facility gives it the financial flexibility necessary to realize its plans.

Results of Operations

  Net sales for the second quarter were $48.7 million slightly below $49.1 million in the comparable period of the prior year or a decrease of $0.4 million. The decrease was primarily the result of lower sporting goods sales of $1.6 million, partially offset by an increase in outside resin sales. Sporting goods sales decreased due to the inability of the Company to fulfill certain customer orders and strong promotions in the prior year. Pet sales were flat despite very strong second quarter 1998 sales and this year's fulfillment problems. Computer system problems during the month of October negatively affected the Company's ability to ship and invoice, pushing some sales into the third quarter of fiscal 1999. Unfilled orders, including backorders and orders for future shipments at the end of the second quarter was $11.7 million compared to $7.1 million in the comparable period of the prior year. For the first six months of fiscal 1999, sales increased $9.2 million from the same period of last year primarily due to the inclusion of Dogloo net sales for the period of July through September 19.

  Gross profit decreased to $12.9 million in the second quarter of fiscal 1999 from $18.2 million in the comparable period of the prior year, a decrease of $5.3 million. As a percentage of net sales, gross margin decreased to 26.4% in the second quarter of fiscal 1999 from 37.2% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, inefficiencies in manufacturing and distribution and problems associated with the failed computer systems conversion. Spending levels for overhead and labor were higher than expected while throughput and machine efficiency were lower. These problems arose from the inability to move into new efficient manufacturing facilities before the high season and the Company's inability to reach targeted capacity levels.

  Failure to manufacture sufficient inventory ahead of the high season and the failure to accurately forecast demand compounded operational problems. Late in the first quarter, the Company decided to use outside manufacturing to meet certain customer demand. Margins in the second quarter reflect the higher associated costs

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

including expenses for outside molders, inbound freight and outside storage. For the first six months of fiscal 1999, gross profit was down $0.1 million from the same period of last year. As a percentage of net sales, gross margins decreased to 32.1% in the first six months of fiscal 1999, down from 36.0% in the same period of fiscal year 1998.

  Selling, general and administrative expenses increased to $11.0 million in the second quarter of fiscal 1999 from $8.8 million in the comparable period of the prior year, an increase of $2.2 million or 24.8%. The increase was the result of several factors including $0.1 million increase in amortization of goodwill associated with the Merger and higher advertising and promotions of approximately $2.0 million. The Company expects advertising costs to be lower over the next several quarters due to lower seasonal spending and the completion of the fall television advertising program. As a percentage of net sales, SG&A spending increased to 22.6% in the second fiscal quarter of fiscal 1999 from 18.0% in the comparable period of the prior year. For the first six months ended December 1998, SG&A expenses increased $5.8 million or 39.9% from the same period of the prior year. The increase during the six month period was the result of several factors, including higher expenses as a result of the merger, higher freight, amortization of goodwill and advertising and promotion expenses.

  Impairment of long-lived assets during the second quarter of fiscal 1999, includes a $1.6 million charge as a result of the failed software conversion. (See Year 2000) During the second quarter of fiscal 1999, the attempted implementation of a new software system failed. This charge resulted from management's assessment that the implementation costs have minimal future benefit.

  Interest expense increased to $4.4 million in the second fiscal quarter of 1999 from $3.9 million in the comparable period of the prior year. Interest expense for the six months ended December 31, 1998 decreased $0.5 million from the same period of the prior year. Interest expense in the six months period ending December 31, 1997 included fees and expenses associated with the related bridge financing of $2.5 million and $0.4 million related to the Credit Facility and the Notes. These bridge financing fees and expenses were charged to expense as a result of the refinancing that was completed concurrent with the Merger on September 19, 1997.

  Provision for income taxes of $3.6 million for the six months ended December 31, 1997 was composed of a charge of $1.67 million for the change to a C corporation status and $1.9 million tax on income for the period at an effective rate of 37%. The income tax provision for the six months ended December 31, 1998 was 0.0% due to the net operating loss generated during the period for which a valuation allowance has been provided. June 30, 1998 and December 31, 1998 included a valuation allowance of approximately $5.4 million and $6.1 million, respectively, for deferred tax assets which were included in the calculation of goodwill due to deferred tax assets as of the purchase date and also includes deferred tax assets included in the provision for income taxes.

  Net loss for the second quarter ended December 31, 1998, was $3.3 million compared to net income of $3.6 million for the comparable period of the prior year, a decrease of $6.9 million. Net loss for the six months ended December 31, 1998 was $2.1 million, $3.7 million lower than net income in the same period of the prior year. The change in net income primarily reflects the factors discussed above.

Liquidity and Capital Resources

  Total debt outstanding on December 31, 1998 increased by $18.0 million from June 30, 1998, due primarily to additional borrowings against the Company's revolving credit agreement, offset by a payment on the term notes in December. Total outstanding debt is comprised of bank borrowings of $100.2 million and Subordinated Notes of $85.0 million. The bank borrowings are comprised of a Term Loan Facility of $80.8 million and a Revolving Credit Facility of $27.5 million, of which $19.4 was outstanding at December 31, 1998. Note 4 to the Financial Statements outlines the terms and conditions of the Subordinated Notes. At December 31, 1998 the Company had $8.1 million of availability on the Revolving Credit Facility and $3.3 million in cash. Cash and marketable securities were down $6.2 million from December 31, 1997 primarily due to increases in inventories and accounts receivable (as described below), lower accounts payable, higher capital expenditures and lower operating income somewhat offset by increased short-term borrowings.

  Because the Term Loan Facility and the Revolving Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at December 31, 1998, was 7.6%.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


  Management anticipates incurring capital expenditures for the fiscal year ending June 30, 1999, of approximately $19.0 million relating to improving machinery efficiency and capacity, tooling for new products and additional mold capacity, warehousing improvements and upgrading information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facility. The cash required to fund the capital requirements for fiscal 1999 may be partially offset in the event the Company sells the Indianapolis facility or certain other assets related to non-core businesses.

  Working Capital, defined here as accounts receivable plus inventories less accounts payable, was $13.6 million higher at December, 1998 from June, 1998. Working capital at December, 1998 was $11.2 million higher than December a year ago. The primary increases are reflected in inventories and accounts receivable. Accounts Receivable increased due to higher December sales and the invoicing problems relating to the failed computer conversion in October. Inventories increased due to inaccurate forecasting, combined with a production philosophy of making the forecast, and not having a computer in October to use for production planning and purchasing. By working more closely with customers to develop better demand forecasts and utilizing a "pull" manufacturing philosophy, the Company expects to reduce inventories while maintaining service levels. Reducing working capital is an important objective for management.

  The Company believes cash provided by operations, equipment leases and cash available under existing credit facilities will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

  The Company's Term Loan Facility and Revolving Credit Facility requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and a maximum leverage ratio. The Credit Facility also contains additional restrictions that, among other things, limit additional indebtedness, liens, sale of assets and business combinations. At December 31, 1998, the Company was not in compliance with its the minimum interest coverage ratio, the maximum leverage ratio and the fixed charge coverage ratio under the Credit Facility. The Company entered into an amendment to the Credit Facility on February 10, 1999 (the "First Amendment") which provides, among other matters, for the waiver of such covenant defaults, the revision of certain existing financial covenants, including the addition of a minimum EBITDA requirement and interest rate increases of approximately 0.75% per annum.

  The Company is subject to a number of risks and uncertainties, which are set forth under the caption "Business--Risks Related to the Business" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Year 2000

  In the next twelve months, most companies will face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force information systems to either shut down or provide incorrect data or information. The Company began the process of identifying the necessary changes to its computer programs and hardware as well as assessing the progress of its significant vendors in their remediation efforts in 1997. The discussion below details the Company's efforts to ensure Year 2000 compliance. A detailed discussion of Y2K issues is presented below.

  State of Readiness. In 1997, the Company began a project to upgrade virtually all of its computer systems, including changes to address the Year 2000 problem. The systems upgrade program covers a wide array of computing applications, including financial, manufacturing and distribution systems, as well as ancillary systems such as factory control, electronic data information, e-mail, and desktop computers. To date, the Company has

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

replaced significant aspects of its information systems infrastructure, including computer room facilities such a air conditioning and alarm systems, communications network facilities (including data switches and telephone switches), desktop computers and ancillary business systems, and the process of scheduling systems for the injection molding machines. The Company is still in the process of completing a comprehensive review of possible Year 2000 impacts on production and operational support areas of the Company.

  In October 1998, the Company attempted to implement a new manufacturing, distribution and financial hardware and software system to replace the Company's current mainframe system, which is not Year 2000 compliant. This attempted implementation encountered complications and the decision was made to pursue other alternatives. At this point, the Company is currently in the process of obtaining proposals for the outsourcing of mainframe processing and is also researching other software products.

  All of the Company's new equipment and software should be Year 2000 compliant, and the Company is obtaining certifications from the manufacturers and suppliers of such software and equipment. The Company anticipates having time to test the system, in order to verify that its critical systems are Year 2000 compliant, prior to December 31, 1999.

  Year 2000 Costs. The Company originally estimated the cost of its entire information systems upgrade, including Year 2000 compliance, to be approximately $3.6 million. Due to the complications encountered with the implementation, the Company has increased its budget for the entire project to approximately $5.0 million. Most of the costs of the Company's information systems upgrade will be capitalized and amortized over a period not to exceed five years. Over the last eighteen months, capital expenditures for this project were approximately $4.0 million, of which $1.6 million of these costs had minimal future benefit and were charged to expense in the second quarter of fiscal 1999 as the result of a failed system conversion.

  Year 2000 Risks. The Company is contacting certain of its material suppliers and vendors to determine whether they are taking reasonable precautions against potential Year 2000 problems and seeking to determine whether any material delays or disruptions in their ability to supply goods and services to the Company are likely to occur. Despite these efforts, the Company cannot guarantee that it will not experience any problems in the year 2000.

  Business operations depend largely upon daily interaction with numerous third parties over which the Company exercises no control. The Company believes third party compliance is its greatest risk in term of magnitude. The situation presents a very large challenge for all businesses. Management believes the Company is acting reasonably to meet that challenge.

  Contingency Plans. Based on the Company's expectation to implement new software, the Company fully expects to be Year 2000 compliant. The Company's contingency plan in the event it fails to complete its Year 2000 projects would be to hire outside programmers to modify and make its current computer programs Year 2000 compliant. The Company will continue to monitor internal and external progress.

Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" which introduces a

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

"management approach" for identifying reportable industry segments of an enterprise. The Company plans to adopt this standard, effective with its fiscal year 1999 annual financial statements. The Company is currently evaluating the effects of this change on its financial statement disclosures.

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

Summary Combined (Doskocil and Dogloo) Historical Financial Information

  The following table sets forth the summary historical financial information on a combined basis, for the three and six months beginning July 1, 1998 and 1997, which is being shown, for comparison purposes only:

                                         Three Months Ended  Six Months Ended
                                            December 31,       December 31,
                                         ------------------- -----------------
                                             (unaudited)        (unaudited)
                                           1998      1997      1998     1997
                                         --------- --------- -------- --------
                                                (Dollars in thousands)
Pet products............................ $  41,670 $  41,885 $ 74,048 $ 76,689
Sporting goods and other................     4,387     5,978    9,606   13,002
Furniture and custom molding............       --        --       --       156
Outside resin sales.....................     2,654     1,208    5,032    1,600
                                         --------- --------- -------- --------
Combined net sales......................    48,711    49,071   88,686   91,447
Cost of goods sold......................    35,861    30,829   60,210   58,378
                                         --------- --------- -------- --------
Gross profit............................    12,850    18,242   28,476   33,069
Selling, general and administrative
 expense................................    11,017     8,831   20,297   17,545
Impairment of long-lived assets.........     1,617       --     1,617      --
                                         --------- --------- -------- --------
Operating income........................       216     9,411    6,562   15,524
Adjustments:
Depreciation, amortization and
 impairment.............................     4,187     2,992    6,966    5,760
                                         --------- --------- -------- --------
EBITDA(1)............................... $   4,403 $  12,403 $ 13,528 $ 21,284
                                         ========= ========= ======== ========

--------
(1) The term EBITDA as used above means operating income plus depreciation, amortization and asset impairments. EBITDA should not be construed as a substitute for income from operations or be considered a better indicator of liquidity or cash flow from operating activities which is determined in accordance with generally accepted accounting principles. EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

                     DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Comparison of Second Quarter to First Quarter:

The following table summarizes the first two fiscal quarters of 1999
(unaudited):

                                   Three Months Ended
                          ------------------------------------ Six Months Ended
                          September 30, 1998 December 31, 1998 December 31, 1998
                          ------------------ ----------------- -----------------
                                          (Dollars in thousands)
Pet Products............       $32,378            $41,670           $74,048
Sporting goods..........         5,219              4,387             9,606
Outside resin sales.....         2,378              2,654             5,032
                               -------            -------           -------
Net sales...............        39,975             48,711            88,686
Cost of goods sold......        24,349             35,861            60,210
                               -------            -------           -------
Gross profit............        15,626             12,850            28,476
Selling, general and
 administrative
 expense................         9,280             11,017            20,297
Impairment of long-lived
 assets.................           --               1,617             1,617
                               -------            -------           -------
Operating income........         6,346                216             6,562
Adjustments:
Depreciation,
 amortization and
 impairment.............         2,779              4,187             6,966
                               -------            -------           -------
EBITDA(1)...............       $ 9,125            $ 4,403           $13,528
                               =======            =======           =======

--------
(1) The term EBITDA as used above means operating income plus depreciation, and amortization and asset impairments. EBITDA should not be construed as a substitute for income from operations or be considered a better indicator of liquidity or cash flow from operating activities which is determined in accordance with generally accepted accounting principles. EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs.

  While net sales increased $8.7 million from the first quarter to the second quarter, EBITDA declined $4.7 million. This decrease is due to several factors: higher cost of goods sold, higher advertising and promotion costs along with higher other general and administrative expenses. These increases were somewhat offset by profit from higher sales volumes, lower freight and lower variable costs of goods sold as a percent of sales. Higher costs of inventory manufactured by outside vendors in the first quarter had the effect of reducing gross margin in the second quarter as the inventory was sold. In addition, certain in-house manufacturing and distribution inefficiencies also decreased second quarter margins.

  Cost of goods sold includes raw materials, manufacturing and distribution costs. Key increases in these areas include costs for outside manufacturing, in-bound freight and outside warehousing, along with higher in-house manufacturing and distribution center costs. The move to a seven day, 24-hour a day operation increased costs significantly without a proportional increase in production. Management believes that the inability to achieve the plant designed throughput and engineering cost standards were key cost issues facing the Company in the second quarter. These areas contributed to critical customer service problems and caused manufacturing and distribution costs to be much higher than projected in absolute dollars and as a percent of sales.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

Part II -- Other Information

Item 6 -- Exhibits and Reports on Form 8-K

  (a) Exhibits:

    10.1 First Amendment to Credit Agreement, dated February 10, 1999

    27--Financial Data Schedule (for electronic filing only)

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

DOSKOCIL MANUFACTURING COMPANY, INC.
(Registrant)

Date: February 16, 1999

                                          _____________________________________
                                            Gary E. Kleinjan
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


Date: February 16, 1999

                                          _____________________________________
                                            John J. Casey
                                            Chief Financial Officer
                                            (Principal Accounting Officer)