Form 10-Q
period 1999-03-31
DOSKOCIL MANUFACTURING CO INC
filed 1999-05-17
CIK 1046628

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM __________ TO ___________


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

                                YES [ X ] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT MARCH 31, 1999, WAS 3,107,144.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
PART  I.      FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Statements of Operations....................................................................3

              Balance Sheets..............................................................................4

              Statements of Cash Flows....................................................................5

              Notes to Financial Statements...............................................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS......................................................................12

PART II.      OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................21

SIGNATURES...............................................................................................22

Part I - Financial Information


                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Three Months Ended          Nine Months Ended
                                                                                 March 31,                   March 31,
                                                                                 --------                    --------
(Dollars in thousands, except per share amounts)                             1999          1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
Net sales ............................................................   $   40,695    $   34,775    $  129,381    $  114,281
Cost of goods sold ...................................................       29,661        25,004        89,871        75,899
                                                                         ----------    ----------    ----------    ----------
     GROSS PROFIT ....................................................       11,034         9,771        39,510        38,382

Selling, general and administrative expense ..........................       11,736         8,374        32,033        22,882
Impairment of long-lived assets (Note 9) .............................        1,254            --         2,871            --
                                                                         ----------    ----------    ----------    ----------
     OPERATING INCOME (LOSS) .........................................       (1,956)        1,397         4,606        15,500

Other (income) expense:
     Net interest expense (nine months ended March 31, 1998
     Includes amortization of bridge financing costs of $2,514) ......        4,693         4,112        13,306        13,242
     Other, net ......................................................            7            (5)           18          (228)
                                                                         ----------    ----------    ----------    ----------
     INCOME (LOSS) BEFORE INCOME TAXES ...............................       (6,656)       (2,710)       (8,718)        2,486

Income tax (benefit) provision .......................................           --        (1,008)           --         2,586
                                                                         ----------    ----------    ----------    ----------
     NET LOSS.........................................................       (6,656)       (1,702)       (8,718)         (100)

Preferred stock dividends ............................................          229           229           687           955
                                                                         ----------    ----------    ----------    ----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS .........................   $   (6,885)   $   (1,931)   $   (9,405)   $   (1,055)
                                                                         ==========    ==========    ==========    ==========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED).........................   $    (2.22)   $     (.63)   $    (3.03)   $     (.41)
                                                                         ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............................        3,107         3,078         3,105         2,555
                                                                         ==========    ==========    ==========    ==========



                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                                                                      March 31,      June 30,      March 31,
(Dollars in thousands)                                                                  1999           1998         1998
----------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)                 (Unaudited)
                                     ASSETS
Current assets:
        Cash and cash equivalents .................................................   $       --    $    1,910    $    2,958
        Accounts receivable, less allowance for doubtful accounts of $173, $300 and
         $517 .....................................................................       21,711        18,350        21,338
        Inventories (Note 6) ......................................................       29,405        21,415        21,275
        Other current assets ......................................................        1,383         1,029         1,275
        Deferred taxes ............................................................           --            --         2,517
                                                                                      ----------    ----------    ----------
                Total current assets ..............................................       52,499        42,704        49,363

Property, plant and equipment, less accumulated depreciation of $42,432, $44,156
  and $48,404 .....................................................................       53,623        51,628        50,055
Fixed assets held for sale ........................................................        4,075         3,259         3,500
Goodwill ..........................................................................       58,131        59,725        49,787
Debt issuance costs ...............................................................        4,423         5,158         5,125
Other assets ......................................................................        1,880         1,627         1,658
Deferred taxes ....................................................................           --            --         1,444
                                                                                      ----------    ----------    ----------
                Total assets ......................................................   $  174,631    $  164,101    $  160,932
                                                                                      ==========    ==========    ==========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
        Accounts payable ..........................................................   $    9,355    $    4,629    $    4,357
        Accrued liabilities .......................................................        7,235         9,197         6,029
        Current portion of long-term debt .........................................        7,375         4,125         2,875
        Accrued interest ..........................................................          975         2,635           509
        Accrued taxes .............................................................          708           422           990
        Payroll and benefits payable ..............................................        2,998         3,319         2,517
                                                                                      ----------    ----------    ----------
                Total current liabilities .........................................       28,646        24,327        17,277

Line of credit ....................................................................       20,900            --            --
Long-term debt ....................................................................       72,063        78,094        79,437
Senior subordinated notes .........................................................       85,000        85,000        85,000
                                                                                      ----------    ----------    ----------
                Total liabilities .................................................      206,609       187,421       181,714

Shareholders' (deficit) equity:
        Series C preferred stock, no par value:  authorized shares--25,000,000,
                issued and outstanding---9,161,567 ................................        9,161         9,161         9,161
        Common stock, no par value:  authorized shares--15,000,000, issued and outstanding--3,107,144 at March 31, 1999, 3,103,144 at
                June 30, 1998 and 3,080,254 at March 31, 1998 .....................       34,322        34,262        33,980
        Accumulated deficit .......................................................      (75,461)      (66,743)      (63,923)
                                                                                      ----------    ----------    ----------
                Total shareholders' deficit .......................................      (31,978)      (23,320)      (20,782)
                                                                                      ----------    ----------    ----------
                Total liabilities and shareholders' (deficit) equity ..............   $  174,631    $  164,101    $  160,932
                                                                                      ==========    ==========    ==========


                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Nine Months Ended
                                                                                                    March 31,
                                                                                                    --------
(Dollars in thousands)                                                                          1999         1998
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
       Net loss.........................................................................   $   (8,718)   $     (100)
     Adjustments to reconcile net loss to net cash provided by (used in)
            operating activities:
            Depreciation and amortization ..............................................        7,662         7,810
           Amortization of debt issuance costs .........................................          735            --
            Deferred income taxes ......................................................           --         1,670
            Other ......................................................................           --          (225)
            Impairment of long-lived assets.............................................        2,871            --
            Changes in:
                   Receivables .........................................................       (3,361)        1,243
                   Inventories .........................................................       (7,990)        3,791
                   Payables ............................................................        4,726        (4,255)
                   Accrued liabilities and other .......................................       (4,396)       (1,666)
                                                                                           ----------    ----------
            Net cash (used in) provided by operating activities ........................       (8,471)        8,268
                                                                                           ----------    ----------

INVESTING ACTIVITIES:
       Repurchase of leased assets .....................................................           --       (18,724)
       Capital expenditures ............................................................      (11,593)       (6,409)
       Increase in other assets ........................................................          (25)           --
       Cash of acquired business .......................................................           --         1,335
       Disposal of assets ..............................................................           --         2,579
                                                                                           ----------    ----------
            Net cash used in investing activities ......................................      (11,618)      (21,219)
                                                                                           ----------    ----------

FINANCING ACTIVITIES:
       Proceeds from long-term debt ....................................................           --       262,500
       Payments of long-term debt ......................................................       (2,781)     (102,507)
       Payment of debt of acquired business ............................................           --       (34,584)
       Proceeds from revolving credit agreement ........................................       20,900         5,500
       Payments of revolving credit agreement ..........................................           --       (12,750)
       Proceeds from sale of common stock ..............................................           60         3,400
       Redemption of common stock ......................................................           --       (11,000)
       Proceeds from sale of preferred stock ...........................................           --        23,000
       Redemption of preferred stock and accumulated dividends .........................           --       (24,433)
       Cash paid to stockholders from recapitalization .................................           --       (87,922)
       Debt issuance costs .............................................................           --        (5,499)
       Recapitalization costs ..........................................................           --        (1,393)
       Cash dividends ..................................................................           --          (469)
                                                                                           ----------    ----------
           Net cash provided by financing activities ...................................       18,179        13,843
                                                                                           ----------    ----------
      NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS .............................       (1,910)          892
      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................................        1,910         2,066
                                                                                           ----------    ----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................   $       --    $    2,958
                                                                                           ==========    ==========


                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements. Included in the statements for the nine months ended March 31, 1998 are operations for Dogloo, Inc., from and after September 19, 1997, the date it merged with and into Doskocil Manufacturing Company, Inc. (the "Corporation"). The term "Doskocil" refers to Doskocil Manufacturing and Spectrum prior to giving effect to the merger, the term "Dogloo" refers to Dogloo, Inc. prior to giving effect to the merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo.

        In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the results for the periods presented have been included. A physical inventory was taken in March 1999. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview". Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

        Credit memos issued during the third quarter that potentially relate to prior quarter shipping and billing errors and customer promotional and rebate activities exceeded estimated accruals established at December 31, 1998 by $3.5 million. Management is in the process of analyzing these costs to determine whether any are related to errors in recording the original amounts. If any such errors are material, the Company will adjust the quarterly results of operation for the periods impacted. Management does not believe the impact of any such adjustments will have a material impact on the year to date reporting results.


NOTE 2.  ACCOUNTING STANDARDS

        Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distribution to owners. For the first nine months of fiscal year 1999 and 1998, there were no differences between comprehensive income and net income.


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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

NOTE 4.  MERGER

        On September 19, 1997, Doskocil consummated a merger with Dogloo, Inc. (the "Merger"), wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. An investor group (the Investor Group") consisting of various Westar Capital entities and certain of their affiliates (collectively Westar") and Enterprise entities ("Enterprise) now controls the Company. Pursuant to the Merger Agreement, each issued and outstanding share of Dogloo Series A Preferred Stock was converted into one share the Company's Series B Preferred Stock and each issued and outstanding share of Dogloo Series B Preferred Stock was converted into one share of the Company's Series C Preferred Stock. In connection with the Merger, except as described below, all of the outstanding options to purchase shares of Dogloo Common Stock were assumed by the Company and thereby became options to purchase shares of the Company's Common Stock, with adjustments to such options to reflect the ratio into which shares of Dogloo Common Stock were converted into shares of the Company's Common Stock.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

        The Merger was accounted for as a purchase transaction under generally accepted accounting principles and, accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired. This purchase price allocation resulted in goodwill of approximately $61.2 million which is being amortized on the straight-line basis over 30 years. The pro forma financial results of operations below assume that the transaction was completed on July 1, 1997, and reflect the increased interest costs, preferred stock dividends and the amortization of the intangibles associated with the transaction and related income tax effect:


                                                                              Nine months ended
(Dollars in thousands except per share amounts)                                March 31,  1998
-------------------------------------------------------------------------------------------------------------
Net sales                                                                        $  127,273
Operating income                                                                     16,278
Net income attributable to common shareholders                                          748
Net income per common share (basic and diluted)                                  $      .24
-------------------------------------------------------------------------------------------------------------


        Concurrent with the consummation of the Merger, the Company issued 101/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998, effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the Subordinated Notes. The Subordinated Notes limit, among other things, dividends, incurrence of additional indebtedness and other restricted payments, as defined, and contain cross default provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million are being amortized over the term of the Subordinated Notes and the Credit Facility.


NOTE 5.  LONG TERM DEBT

        Concurrent with the consummation of the Merger, the Company entered a credit facility (the "Credit Facility") with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of a $27.5 million revolving Credit Facility (the "Revolving Credit Facility") which includes a subfacility for swingline borrowings and a sublimit for letters of credit and term loans (the "Term Loan Facility") in an initial aggregate principle amount of $82.5 million of which $79.4 million in aggregate principal amount was outstanding as of March 31, 1999. The Term Loan facility includes a $45.0 million tranche A term loan subfacility of which $42.5 million in principal amount was outstanding as of March 31, 1999 and a $37.5 million tranche B term loan subfacility of which $36.9 million was outstanding as of March 31, 1999. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


        At December 31, 1998 the Company was not in compliance with certain financial covenants. The Company entered into an amendment to the Credit Facility as of February 10, 1999 (the "First Amendment") which provided, among other matters, for the waiver of such covenant defaults, the revision of certain existing financial covenants, including the addition of a minimum EBITDA requirement in place of the maximum leverage ratio and interest rate increases of approximately 0.75% per annum as described below.

         The Credit Facility, as amended in February, requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and a minimum EBITDA requirement. The Credit Facility also contains additional restrictions, which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. As of March 31, 1999 the Company was not in compliance with the interest coverage ratio, fixed charge coverage ratio, and the minimum EBITDA requirement. The Company entered into a second amendment to the Credit Facility in May 1999 (the "Second Amendment"). The Second Amendment provides, among other things, for the waiver of the March 31, 1999 defaults and lower June 30 and September 30 interest coverage ratios, fixed charge coverage ratios, and minimum EBITDA requirements and also provides for a 0.50% interest rate increase on all loans outstanding under the Credit Facility from the date of the Second Amendment through and including December 31, 1999. The Credit Facility, as amended by the First Amendment and the Second Amendment, is referred to herein and in the text of this Report on Form 10-Q as the "Credit Facility".

         Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon
(i) LIBOR for one, two, three or six months, plus 3.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.50% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 1.50% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility; provided, that, pursuant to the Second Amendment, the interest rate margins described above have been increased by 0.50% per annum from the date of the Second Amendment through and including December 31, 1999; provided, however, the interest rates for the Revolving Credit Facility and Tranche A Term Loan are subject to several quarter point reductions in the event the Company meets certain performance targets.

        The tranche B term loan facility matures on September 30, 2004. The tranche A term loan facility and the Revolving Credit Facility mature on September 30, 2003. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the scheduled amortization set forth in the Credit Facility. The Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until the Company attains certain financial ratios. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the Credit Facility. The mandatory prepayments defined in the Credit Facility include: (a) 100% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50% of excess cash flow pursuant to an annual cash sweep arrangement; (c) up to 100% of the net cash proceeds of certain indebtedness subject to certain exceptions and (d) 100% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimus baskets and certain exceptions. In addition, the Company may prepay the Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

        The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 1/2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter. This fee is subject to reduction in the event the Company meets certain performance targets.

         There is no assurance that the Company will be able to comply with the financial or other covenants set forth in the Credit Facility. A failure to comply with the obligations contained in the Credit Facility or the subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-defaults. While management expects to meet all covenants in the future, there is no assurance the Company will do so.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

NOTE 6.  INVENTORY

Inventories consist of the following:

                                                    March 31,                June 30,            March 31,
(Dollars in thousands)                                1999                    1998                 1998
-------------------------------------------------------------------------------------------------------------
Finished Goods                                    $  18,310               $  11,794             $  10,822
Work-in-Process                                       2,239                   2,107                 1,893
Raw Materials                                         8,799                   7,325                 8,349
Supplies                                                 57                     189                   211
                                                  ---------               ---------             ---------
        Net Inventories                           $  29,405               $  21,415             $  21,275
-------------------------------------------------------------------------------------------------------------


NOTE 7.  INCOME TAXES

        As a result of the Corporation's termination as an S corporation on July 1, 1997, the Corporation became a C corporation and its taxable income is subject to a corporate level income tax. Accordingly, deferred tax assets and liabilities were established with a net charge to earnings on July 1, 1997 of $1.67 million.

        The effective tax rate for the nine months ended March 31, 1999 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. As the net operating loss carry forward and net deductible temporary differences, which existed at the date of the Dogloo merger, are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Dogloo merger will be recognized as a reduction of income tax expense.


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

        In the current period, the Company entered into operating lease agreements with commitments of $.8 million over a period of three to five years.

NOTE 9.  IMPAIRMENT OF LONG-LIVED ASSETS

        During the third quarter of fiscal 1999, management implemented a plan to divest the Company of certain non-core business assets. Related to this decision, certain fixed assets, included in the caption assets held for sale, were written down to current market value. These assets were sold subsequent to the end of the quarter with no additional impairment necessary.

        The nine months ended March 31, 1999 also includes, as a result of a failed software system conversion, a $1.6 million impairment charge for implementation costs with minimal future benefit.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

NOTE 10.  NET LOSS PER SHARE

        Net loss per share for the three months and the nine months ended March 31, 1999 and 1998 are calculated as follows:


                                                            Three Months                Nine Months
                                                           Ended March 31,            Ended March 31,
                                                         ------------------          -----------------
                                                         1999          1998          1999         1998
-------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders         $   (6,885)   $   (1,931)   $   (9,405)  $   (1,055)
                                                     ==========    ==========    ==========   ==========
Average shares outstanding during the period:
     Basic and diluted                                    3,107         3,078         3,105        2,555
                                                     ==========    ==========    ==========   ==========

Net loss per common share:
     Basic and diluted                               $    (2.22)   $     (.63)   $    (3.03)  $     (.41)
                                                     ==========    ==========    ==========   ==========
-------------------------------------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

         Doskocil Manufacturing Company, Inc. (the "Company" or "Doskocil") is among the leading non-food pet products companies in the United States, manufacturing a broad range of non-food pet products sold through a distribution network of more than 2,000 retailers. The following discussion should be read in conjunction with the financial statements and notes thereto included in this report for the quarter ended March 31, 1999.

         This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the opinion of management as well as assumptions made by and information currently available to management. Such forward-looking statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements: (i) the Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged, (ii) the Credit Facility and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, (iii) the Company may encounter continued difficulties or delays in completing the integration of Doskocil's and Dogloo's product offerings, systems, and manufacturing; (iv) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of worldwide changes in natural gas and crude oil prices; (v) a relatively small number of customers account for a significant percentage of the Company's business; (vi) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vii) the Company has experienced difficulty fulfilling customer orders on a timely basis and may continue to experience such difficulties; (viii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (ix) the Company's results of operations have historically been seasonal; (x) the Company is highly susceptible to the effect of changes in general economic and business conditions; (xi) the Company's competitors may be more successful in introducing new product offerings, and (xii) claims or lawsuits may be brought against the Company, including claims of product liability. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 1998. The forward-looking statements contained herein also include the statements made under the captions "Planned Actions" and "Year 2000" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in the implementation of the Company's corrective actions.

OVERVIEW - THIRD QUARTER

         During the third fiscal quarter, the Company experienced strong demand for its products with total net sales up $5.9 million or 17.0% over last year. Certain operating costs and expenses, some of which relate to prior quarters, were not reduced as quickly as planned and their impact more than offset the contribution of the higher sales. Credit memos issued during the third quarter that potentially relate to prior quarter shipping and billing errors and customer promotional and rebate activities exceeded estimated accruals established at December 31, 1998 by $3.5 million. Management is in the process of analyzing these costs to determine whether any are related to errors in recording the original amounts. If any such errors are material, the Company will adjust the quarterly results of operation for the periods impacted. Management does not believe the impact of any such adjustments will have a material impact on the year to date reporting results. These costs were largely responsible for the Company reporting $1.8 million EBITDA for the current quarter instead of achieving the minimum EBITDA target of $4.5 million agreed to with its Credit Facility Lenders in January.

        Net sales were higher than expected for the third quarter in all product segments. Pet products were particularly strong, and increased 20.3% from the same quarter of the prior year. Customer order fulfillment has improved to over 90% case fill for the top 100 customers who account for over 91% of total sales. Customer backlog dropped in the third quarter from $11.7 million in December to $8.5 million in March. Past due orders for all customers dropped to approximately $3 million in March.

        Gross profit for the third quarter increased from $9.8 million last year to $11.0 million this year. The gross profit increase from net sales was partially offset by higher costs. Gross profit margin declined from 28.1% in the third quarter last year to 27.1% this quarter. Cost increases, when compared to last year, as a percent of sales, were primarily in raw materials, distribution and labor, offset by lower overhead spending. Expenses as a percent of net sales this quarter were higher than expected due to the higher than normal level of net sales deductions relating to prior quarters (see below).

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


        Selling, general and administrative expense increased for the quarter from $8.4 million last year to $11.7 million, or as a percent of net sales, from 24.1% to 28.8% this year. This increase is primarily due to increased freight and selling expenses. The increase in freight was the result of higher less than truckload shipments, but recent changes have reduced freight costs and these costs are running below last year in March and April. Selling expenses were higher by $1.6 million due to increased annual sales promotion and rebate programs partially attributable to the shipping problems encountered in the first and second fiscal quarters (see below).

         The Company's practice is to record sales deductions for billing errors, shipping errors, defective and damaged goods and certain rebate programs as deductions from gross sales. The Company maintains an accrual to cover open deductions and an estimate for incurred but not yet received deductions. These deductions increased significantly in the latter part of the second quarter and averaged more than $1.0 million per month in the third quarter. Historically the Company has experienced monthly sales deductions in the $0.3 million to $0.4 million range and has accrued its outstanding exposure accordingly. The level of deductions experienced in the third quarter has exceeded the accrual at December 31, 1998 and was insufficient to properly record the Company's exposure to sales deductions related to the second quarter. The increased level of deductions has been recorded in the third quarter. The Company has identified $1.9 million of sales deductions in the third quarter that were tied to specific invoices billed in prior quarters, principally in the second quarter. Many of these increased deductions are tied to the shipping and systems problems the Company experienced in the failed conversion of its computer systems in October. The Company has put into place shipping and billing controls that it believes has substantially reduced the source of these deductions. The Company believes there are sufficient accruals at March 31, 1999 to cover all sales deductions.

OVERVIEW - NINE MONTHS

        As part of the merger of Dogloo and Doskocil, the Company identified anticipated savings related to lower Selling, General and Administrative expenses and lower manufacturing costs from the consolidation of Dogloo facilities and lower resin costs for Dogloo products being made with Doskocil manufactured resins. Most of these savings are being realized, with an estimated benefit during the first nine months of fiscal 1999 of $8.0 million.

         Offsetting these savings was nearly $13.8 million in additional operating costs for the same period. The Company spent approximately $6.2 million for outside manufacturing, outside warehousing and inbound freight to meet customer orders. In addition, the Company experienced $4.0 million in higher costs for direct labor in manufacturing and $2.3 million in higher costs at its distribution center in Arlington. The Company also incurred planned spending of over $1.4 million for brand recognition advertising. The causes of these increased costs include: difficulties in merging the combined product lines of Doskocil and Dogloo; difficulties in accurately forecasting customer demand and surges in customer orders; production scheduling difficulties; warehouse and shipping constraints; inability to meet planned production rates; computer system problems; high rates of sales deductions; and the failure to build sufficient inventory in the fourth quarter of fiscal year 1998.

         Because of the operational problems described above, the Company was unable to fulfill all customer orders on a timely basis, resulting in lost sales and customers in some cases. Due to the operational problems described above, the Company incurred additional costs for outside warehousing, outside manufacturing and inbound freight to continue to serve customers. To date, only one of the Company's top 20 customers, with approximately $1.7 million annual sales, and several smaller accounts, with total annual sales of approximately $3.0 million, ceased doing business with the Company due to order fulfillment difficulties. The Company also believes it lost additional opportunities for new product sales.

         The first quarter of fiscal 1999 was negatively impacted by lost time due to a physical inventory and computer problems. The second quarter of fiscal 1999 was negatively impacted by a failed software system conversion that forced the Company to re-implement its current computer system during its busiest time of the year. Failure of this conversion increased costs and hampered the Company's ability to manufacture, ship and invoice during a four-week period. (See - "Year 2000"). The third quarter continued to be impacted by higher additional operating costs and a significant increase in sales deductions from customers.

        The Company has been and is continuing to take corrective steps to address the higher operating costs and other difficulties it has experienced. The Company expects to continue to experience higher operating costs until the corrective steps are fully implemented and working satisfactorily. Until then, the Company's results will be unfavorably impacted. It is not certain that the Company will be able to comply with the financial and other covenants set forth in the Credit Facility.

PLANNED ACTIONS

         The Company implemented during the third quarter a number of the steps described in the "Planned Actions" in the Form 10-Q for the quarter ending December 31, 1998. These actions are designed to solidify the Company's position in the marketplace with its core products while reducing its costs.

MARKETING. The Company reached sales agreements with all of its major customers, with the exception of Target, for the coming year. Reduced consumer advertising expenditures and focused spending on volume building programs with key accounts should reduce total marketing expenses. The SKU reduction program, aimed at reducing SKU levels from 1,100 to 500 has been implemented. This decrease was accomplished by the switch from two brands to a one brand marketing strategy and multiple pack configurations of similar products. Management does not expect this decrease to materially affect sales and anticipates the program will lead to more efficient production and lower inventories in the fall.

FREIGHT AND DISTRIBUTION. The Company has lowered freight costs from 8.0% of sales to 5.0% of sales, during the third quarter, by bidding routes out to carriers and combining less than truckload orders into truckload shipments. The Company has purchased a Warehouse Management Software package that is expected to reduce shipping errors, insure inventory accuracy and increase productivity. The Company has doubled its shipping capacity from last fall to 120 trucks per day. The Company expects to lease an additional 300,000 square foot concrete pad that is expected to be built for outdoor storage of doghouses adjacent to its warehouse and a 162,000 square foot addition to its existing warehouse facilities. These new additions to the Company's campus will allow the Company to exit current outside warehousing space in the late fall. During the current quarter, off-campus warehousing was secured at lower rates than current facilities. Nevertheless, total off-campus warehousing expense is higher than expected and the Company does not foresee exiting all of these facilities until the planned additions to its campus are completed.

MANUFACTURING. The Company is now operating 16 of its heavy tonnage injection molding and structural foam machines in its new manufacturing facility. During the current quarter, the Company purchased one new structural foam machine and related molds and expects to purchase two more machines in the next two quarters. Better maintenance and new equipment has increased overall machine efficiency. The Company is executing its in-sourcing strategy, bringing the high volume, core SKUs back into its facility for the coming season. Direct labor efficiency has increased from levels experienced in the second quarter but remain below expected levels. The Company has implemented a continuous operations (7 day/24 hour) schedule to meet forecasted product needs and to improve its ability to staff the production schedule in the coming months. This, coupled with the new machines, should address the bottlenecks experienced during the second fiscal quarter.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


INFORMATION TECHNOLOGY. The Company has contracted with Oracle to replace its Legacy enterprise resource planning software with Oracle's software that will be operated on servers bought for the earlier software implementation. The Company is using Oracle's Rapid Implementation Program and a team of their systems analysts to assist in the implementation project with a target date of early July, 1999. The Company decided not to outsource its information processing and expects lower costs with the purchase of the Oracle software.

FINANCIAL CONTROLS. The Company successfully completed a physical inventory in March, 1999 and established the accuracy of its computerized inventory records for order processing and shipping.

SALE OF TACKLE/HARDWARE BUSINESS. In April, the Company received $1.3 million in proceeds from the sale of inventory and molds used to support sales of our tackle and hardware lines that management considered to be a non-core business.

RESULTS OF OPERATIONS

        NET SALES for the third quarter were $40.7 million, well above the $34.8 million in the comparable period of the prior year, an increase of $5.9 million. The increase was primarily the result of higher pet product sales of $5.7 million and higher outside resin sales, partially offset by lower sporting goods sales of $0.4 million. Sporting goods sales decreased primarily due to the loss of two customers. Pet product sales increased on strong customer demand. For the first nine months of fiscal 1999, sales increased $15.1 million from the same period of last year primarily due to the inclusion of Dogloo net sales for the period of July through September 19, and increased pet product sales in the current quarter.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

        GROSS PROFIT increased to $11.0 million in the third quarter of fiscal 1999, up from $9.8 million in the comparable period of the prior year, an increase of $1.2 million. As a percentage of net sales, gross margin decreased to 27.1% in the third quarter of fiscal 1999 from 28.1% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, inefficiencies in manufacturing and distribution. Spending levels for raw materials, outside warehousing and labor were higher than the comparable period of the prior year, while production and machine efficiency improved to expected levels.

        Failure to manufacture sufficient inventory in fiscal year 1998 and the inability to accurately forecast demand in the first quarter compounded operational problems. Late in the first quarter, the Company decided to use outside manufacturing to meet certain customer demand. Margins in the second and third quarters reflect the higher associated costs including expenses for outside molders, inbound freight and outside storage. For the first nine months of fiscal 1999, gross profit was $1.1 million higher than the same period of last year. As a percentage of net sales, gross margins decreased to 30.5% in the first nine months of fiscal 1999, down from 33.6% in the same period of the prior year. As mentioned earlier, gross margin was negatively impacted by higher costs incurred due to operational problems experienced primarily in the second fiscal quarter of 1999.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $11.7 million in the third quarter of fiscal 1999 from $8.4 million in the comparable period of the prior year, an increase of $3.3 million or 40.1%. The increase was the result of several factors, including $2.2 million increase in advertising and promotions, higher freight costs of approximately $0.6 million and an increase in goodwill amortization of $.1 million.

        The Company expects advertising costs to be lower over the next several quarters due primarily to lower consumer advertising programs. As a percentage of net sales, SG&A spending increased to 28.8% in the third fiscal quarter of fiscal 1999 from 24.1% in the comparable period of the prior year. For the first nine months ended March 31, 1999 SG&A expenses increased $9.2 million or 40.0% from the same period of the prior year. The increase during the nine month period was the result of several factors, including higher expenses as a result of the merger, higher freight, amortization of goodwill and advertising and promotion expenses.

        IMPAIRMENT OF LONG-LIVED ASSETS during the third quarter of fiscal 1999 includes a $1.4 million charge due to the decision to divest the Company of certain non-core business assets. This resulted in the write-down of molds ($1.3 million) and inventory ($0.1 million charged directly to cost of sales). For the nine months ended March, 1999, impairment expense also includes a charge of $1.6 million as a result of the failed system conversion in the second fiscal quarter and management's assessment that the implementation costs have minimal future benefit.

        INTEREST EXPENSE increased to $4.7 million in the third fiscal quarter of 1999 from $4.1 million in the comparable period of the prior year. Interest expense includes a $0.2 million fee related to the First Amendment to the Credit Facility.

        Interest expense for the nine months ended March 31, 1999 increased $0.1 million from the same period of the prior year. Interest expense in the nine month period ending March 31, 1998 included fees and expenses associated with the related bridge financing of $2.5 million and $0.4 million related to the Credit Facility and the Notes. These bridge financing fees and expenses were charged to expense as a result of the refinancing that was completed concurrent with the Merger on September 19, 1997.

        PROVISION FOR INCOME TAXES of $2.6 million for the nine months ended March 31, 1998 was composed of a charge of $1.67 million for the change to a C corporation status and $0.9 million tax on income for the period at an effective rate of 37%. No income tax provision was made for the nine months ended March 31, 1999 due to the net operating loss generated during the period for which a valuation allowance has been provided. June 30, 1998 and March 31, 1999 included a valuation allowance of approximately $5.4 million and $7.7 million, respectively, for deferred tax assets which were included in the calculation of goodwill due to deferred tax assets as of the purchase date and also includes deferred tax assets included in the provision for income taxes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


        NET LOSS for the third quarter ended March 31, 1999 was $6.7 million, compared to net loss of $1.7 million for the comparable period of the prior year. Net loss for the nine months ended March 31, 1999 was $8.7 million, compared to a net loss of $0.1 million for the comparable period of the prior year. The change in net income primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        Total debt outstanding on March 31, 1999 increased $18.1 million from June 30, 1998 but did not change significantly from December 31, 1998 due to the additional borrowings against the Company's revolving credit agreement offset by a March term note payment. Total outstanding debt is comprised of bank borrowings of $100.3 million and Subordinated Notes of $85.0 million. The bank borrowings are comprised of a Term Loan Facility of $79.4 million and a Revolving Credit Facility of $27.5 million, of which $20.9 was outstanding at March 31, 1999. Note 4 to the Financial Statements outlines the terms and conditions of the Subordinated Notes. At March 31, 1999 the Company had $6.6 million of availability on the Revolving Credit Facility.

        Because the Term Loan Facility and the Revolving Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at March 31, 1999, was 8.1%.

        Management anticipates incurring capital expenditures for the fiscal year ending June 30, 1999 of approximately $15.0 million relating to improving machinery efficiency and capacity, tooling for new products and additional mold capacity, warehousing improvements and upgrading information systems. Management plans to fund these capital expenditures through cash flow from operations operating leases, proceeds from the sale of non-core business assets and, if necessary, borrowings under the Revolving Credit Facility. During the current quarter, the Company entered into operating lease agreements with commitments of $0.8 million over a three to five year period. The cash required to fund the capital requirements for fiscal 1999 may be partially offset in the event the Company sells the Indianapolis facility or certain other assets related to non-core businesses.

        Working Capital, defined here as current assets less current liabilities excluding current portion of long-term debt, was $8.7 million higher than June, 1998 and down $7.2 million from December, 1998. Working capital at March, 1999 was $3.7 million lower than March, 1998. The primary increases from June are reflected in inventories and accounts receivable offset by higher accounts payable. Accounts receivable increased from June, 1998 primarily due to higher net sales in March, 1999. Inventories increased due to planned inventory build. By working more closely with customers to develop better demand forecasts and utilizing a "pull" manufacturing philosophy, the Company is working to reduce inventories while maintaining service levels. Reducing working capital continues to be an important objective for management.

        The Company believes cash provided by operations, equipment leases and cash available under existing credit facilities should be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

        The Company's Term Loan Facility and Revolving Credit Facility requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and a maximum leverage ratio. The Credit Facility also contains additional restrictions that, among other things, limit additional indebtedness, liens, sale of assets and business combinations. The Company was not in compliance with certain financial covenants at December 31, 1998. The Company entered into to the First Amendment on February 10, 1999 which provided, among other matters, for the waiver of such covenant defaults, the revision of certain existing financial covenants, including the addition of a minimum EBITDA requirement and interest rate increases of approximately 0.75% per annum. As of March 31, 1999 the Company was not in compliance with the interest coverage ratio, fixed charge coverage ratios and the minimum EBITDA requirement. The Company entered into the Second Amendment in May 1999. The Second Amendment provides, among other things, for the waiver of the March 31, 1999 defaults and lower June 30 and September 30 interest coverage ratios, fixed charge coverage ratios and minimum EBITDA requirements and also provides for a 0.50% interest rate increase on all loans outstanding under the Credit Facility from the date of the Second Amendment through and including December 31, 1999. The Company agreed to reimburse its Lenders for the cost of an outside management consultant to review, among other matters, the Company's financial projections.

        The Company is subject to a number of risks and uncertainties, which are set forth under the caption "Business--Risks Related to the Business" in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. It is not certain that the Company will be able to comply with the financial and other covenants set forth in the amended Credit Facility.

YEAR 2000

        In the next nine months, most companies will face a potentially serious information systems problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force information systems to either shut down or provide incorrect data or information. The Company began the process of identifying the necessary changes to its computer programs and hardware as well as assessing the progress of its significant vendors in their remediation efforts in 1997. The discussion below details the Company's efforts to ensure Year 2000 compliance. A detailed discussion of Y2K issues is presented below.

        State of Readiness. In 1997, the Company began a project to upgrade virtually all of its computer systems, including changes to address the Year 2000 problem. The systems upgrade program covers a wide array of computing applications, including financial, manufacturing and distribution systems, as well as ancillary systems such as factory control, electronic data interchange, e-mail, and desktop computers. To date, the Company has replaced significant aspects of its information systems infrastructure, including computer room facilities such a air conditioning and alarm systems, communications network facilities (including data switches and telephone switches), desktop computers, ancillary business systems and the computerized process of scheduling systems for the injection molding machines. The Company is still in the process of completing a comprehensive review of possible Year 2000 impacts on production and operational support areas of the Company and expects to complete this review by June 1999. To date, this review of all non-information technology systems and equipment has revealed no material non-compliance problems.

        In October 1998, the Company attempted to implement a new manufacturing, distribution and financial hardware and software system to replace the Company's current mainframe system, which is not Year 2000 compliant. This attempted implementation encountered complications and the decision was made to pursue other alternatives. The Company is currently in the process of implementing Oracle financial, manufacturing and distribution modules, which are deemed Y2K compliant. This implementation is expected to be completed in the first quarter of fiscal year 2000. The Second Amendment to the Credit Facility added a requirement that the Company's Chief Financial Officer must certify to the Lenders by August 15, 1999 that the Company will be able to perform computer accounting functions necessary to successfully close the month of July 1999 to meet the financial reporting requirements of the Credit Facility and that the officer is not aware of any matters related to the computer system conversion that could be expected to delay the production of accounting information required to comply with the Credit Agreement or that would have a material adverse effect on the Company. Failure to comply with this requirement would be a breach of the Credit Agreement.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


        Year 2000 Costs. The Company originally estimated the cost of its entire information systems upgrade, including Year 2000 compliance, to be approximately $3.6 million. Due to the complications encountered with the implementation, the Company has increased its budget for the entire project to approximately $6.0 million. Most of the costs of the Company's information systems upgrade will be capitalized and amortized over a period not to exceed five years. Over the last eighteen months, capital expenditures for this project were approximately $4.9 million, of which $1.6 million of these costs had minimal future benefit and were charged to expense in the second quarter of fiscal 1999 as the result of the failed system conversion.

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

        Business operations depend largely upon daily interaction with numerous third parties over which the Company exercises no control. The Company believes third party compliance is its greatest risk in term of magnitude. The situation presents a very large challenge for all businesses. Management believes the Company is acting reasonably to meet that challenge. If there are infrastructure failures, such as disruptions in the supply of electricity, water or communications services, or major institutions such as the government, or banking systems are unable to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in investment securities and other contracts, and for hedging activities. The Company is currently evaluating this standard, which is effective January 1, 2000.

                       DOSKOCIL MANUFACTURING COMPANY, INC

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


SUMMARY COMBINED (DOSKOCIL AND DOGLOO) HISTORICAL FINANCIAL INFORMATION

        The following table sets forth the summary historical financial information on a combined basis, for the three and nine months beginning July 1, 1998 and 1997, which is being shown for comparison purposes only:

                                                      Three Months Ended      Nine months ended
                                                          March 31,               March 31,
(Dollars in thousands)                                  (unaudited)              (unaudited)
----------------------------------------------------------------------------------------------------
                                                     1999         1998         1999         1998
Pet products                                    $   33,542    $   27,879   $  107,590   $  104,568
Sporting goods and other                             4,459         4,868       14,065       17,870
Furniture and custom molding                            --           235           --          391
Outside resin sales                                  2,694         1,793        7,726        3,393
                                                ----------    ----------   ----------   ----------
     Combined net sales                             40,695        34,775      129,381      126,222
Cost of goods sold                                  29,661        25,004       89,871       83,382
                                                ----------    ----------   ----------   ----------
     Gross profit                                   11,034         9,771       39,510       42,840
Selling, general and administrative expense         11,736         8,374       32,033       25,919
Impairment of long-lived assets                      1,254            --        2,871           --
                                                ----------    ----------   ----------   ----------
     Operating income(loss)                         (1,956)        1,397        4,606       16,921
Adjustments:
Depreciation, amortization and impairment            3,710         2,825       10,676        8,585
                                                ----------    ----------   ----------   ----------
     EBITDA (1)                                 $    1,754    $    4,222   $   15,282   $   25,506
----------------------------------------------------------------------------------------------------

(1) The term EBITDA as used above means operating income plus depreciation, amortization and asset impairments. EBITDA should not be construed as a substitute for income from operations or be considered a better indicator of liquidity or cash flow from operating activities which is determined in accordance with generally accepted accounting principles. EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See also Footnote 1 in the Notes to Financial Statements.

                       DOSKOCIL MANUFACTURING COMPANY, INC

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF FIRST THREE FISCAL QUARTERS:

The following table summarizes the first three fiscal quarters of 1999 (unaudited):

                                                                Three Months Ended
                                                  ---------------------------------------------     Nine months ended
(Dollars in thousands)                            September 30,    December 31,       March 31,         March 31,
                                                       1998             1998            1999              1999
---------------------------------------------------------------------------------------------------------------------
Pet Products                                      $     32,378     $     41,670     $     33,542      $    107,590
Sporting goods                                           5,219            4,387            4,459            14,065
Outside resin sales                                      2,378            2,654            2,694             7,726
                                                  ------------     ------------     ------------      ------------
     Net sales                                          39,975           48,711           40,695           129,381
Cost of goods sold                                      24,349           35,861           29,661            89,871
                                                  ------------     ------------     ------------      ------------
     Gross profit                                       15,626           12,850     $     11,034      $     39,510
Selling, general and administrative
     expense                                             9,280           11,017           11,736            32,033
Impairment of long-lived assets                             --            1,617            1,254             2,871
                                                  ------------     ------------     ------------      ------------
     Operating income                                    6,346              216           (1,956)            4,606
Adjustments:
Depreciation, amortization and
     impairment                                          2,779            4,187            3,710            10,676
                                                  ------------     ------------     ------------      ------------
     EBITDA(1)                                    $      9,125     $      4,403     $      1,754      $     15,282
---------------------------------------------------------------------------------------------------------------------


(1) The term EBITDA as used above means operating income plus depreciation, amortization and asset impairments. EBITDA should not be construed as a substitute for income from operations or be considered a better indicator of liquidity or cash flow from operating activities which is determined in accordance with generally accepted accounting principles. EBITDA is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. See also Footnote 1 in the Notes to Financial Statements.

Part II - Other Information


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 - Second Amendment to Credit Agreement, dated May 14, 1999

        27  -  Financial Data Schedule (for electronic filing only)

        27a - Financial Data Schedule (amended for second quarter) (for electronic filing only)

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

DOSKOCIL MANUFACTURING COMPANY, INC. (Registrant)


Date: May 17, 1999                     /s/ GARY E KLEINJAN
                                       ----------------------------------------
                                       Gary E. Kleinjan
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: May 17, 1999                     /s/ JOHN J. CASEY
                                       ----------------------------------------
                                       John J. Casey
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit
     Number                       Description
     -------                      -----------
       10.1      Second Amendment to Credit Agreement, dated May 14, 1999

       27        Financial Data Schedule (for electronic filing only)

       27a       Financial Data Schedule (amended for second quarter)
                 (for electronic filing only)