Form 10-K
period 1999-06-30
DOSKOCIL MANUFACTURING CO INC
filed 1999-10-13
CIK 1046628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
             JUNE 30, 1999
                                   OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
             FROM             TO

                       COMMISSION FILE NUMBER: 333-37081

                             ---------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 15(D) OF THE ACT:
                              TITLE OF EACH CLASS:
                   10 1/8% Senior Subordinated Notes due 2007

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]*

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]*

* The Registrant is not subject to the reporting requirements of Item 405.

     As of June 30, 1999 there were 3,104,644 shares outstanding of the Registrant's no par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain of the documents required to be filed as exhibits in Part IV, Item 14, have been previously filed with the Securities and Exchange Commission and are incorporated by reference to one of the following documents: (i) the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997, (ii) the Company's Report on Form 10-Q for the Quarter ended December 31, 1998 as filed February 16, 1999, (iii) the Company's Report on Form 10-Q for the Quarter ended March 31, 1998, as filed May 17, 1999 or (iv) the Company's Report on Form 8-K as filed on September 24, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
Introduction and Note On Presentation..................................    1
                                   PART I
ITEM 1.    Business....................................................    3
ITEM 2.    Properties..................................................   16
ITEM 3.    Legal Proceedings...........................................   16
ITEM 4.    Submission of Matters to a Vote of Securityholders..........   17
                                   PART II
ITEM 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................   18
ITEM 6.    Selected Financial Data.....................................   18
ITEM 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   19
ITEM 7a.   Quantitative and Qualitative Disclosure About Market Risk...   30
ITEM 8.    Financial Statements........................................   31
ITEM 9.    Changes in and Disagreements With Accountants On Accounting
             and Financial Disclosure..................................   31
                                  PART III
ITEM 10.   Directors and Executive Officers of the Registrant..........   32
ITEM 11.   Executive Compensation......................................   34
ITEM 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   37
ITEM 13.   Certain Relationships and Related Transactions..............   40
                                   PART IV
ITEM 14.   Exhibits, Financial Statements, Schedules and Reports On
             Form 8-K..................................................   42

                     INTRODUCTION AND NOTE ON PRESENTATION

     On September 19, 1997, Doskocil Manufacturing Company, Inc., and Dogloo, Inc., entered into a merger agreement (the "Merger Agreement"), pursuant to which Dogloo was merged with and into Doskocil (the "Merger") on that same date. The Company (as defined below) is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates, including Westar Capital L.P., a California limited partnership (Westar LP), Westar Capital II, L.L.C., a Delaware limited liability company ("Westar LLC") and HBI Financial, Inc., a Washington corporation ("HBI") (collectively, "Westar") and various Enterprise Partners funds and certain of their affiliates (collectively "Enterprise").

     The term "Doskocil", as used herein, refers to Doskocil Manufacturing Company, Inc., and Spectrum Polymers, Ltd., prior to giving effect to the Merger. The term "Dogloo" refers to Dogloo, Inc., prior to giving effect to the Merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo. The term "combined Company" refers to a combined presentation of certain historical results of Doskocil and Dogloo which has been shown for comparison purposes only.

     Through 1996, both Doskocil's and Dogloo's fiscal years ended on or about December 31. In order to match the combined Company's fiscal year reporting with its seasonality, the Company changed its fiscal year end to June 30 in connection with the Merger. Accordingly, reference to fiscal 1996 or prior years means the years ended on or about December 31 of such year. Reference to fiscal 1997 means the six month period from December 29, 1996 through June 30, 1997. Reference to fiscal 1998 and fiscal 1999 means the twelve month periods ended on June 30, 1998 and 1999, respectively. Reference to "combined" results of the two companies indicate an historical view of the combined companies and is presented for comparison purposes only.

     The Company was in default of certain financial covenants under its credit facilities at June 30, 1999 and, in October 1999, completed an amendment to its credit facilities and obtained waivers of all financial covenant defaults. Also in October 1999, certain shareholders of the Company acquired $5.0 million of Series D Preferred Stock from the Company and guaranteed an additional $15.0 million line of credit obtained by the Company from Bank of America, N.A. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the amendments made to the credit facilities.

     The Company, created by the Merger of Dogloo and Doskocil, is among the leading plastic pet products companies in the United States.

                           FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections on "Business" and "Management's Discussions and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectation and estimates as to the Company's business operations including, but not limited to, the Company's market position, product introduction, raw material processing, brand strategy, information systems, manufacturing integration, customer order fulfillment, demand forecasting, production scheduling, SKU reduction, warehouse management, labor and freight costs, the ongoing integration of Dogloo's business with Doskocil's, and future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures, and the sale of assets. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are uncertain.

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risks related to the business described in this report. See "Business-Risks Related to the Business." In addition to factors that may be described in this report, the following factors, among others, could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company: (i) new or continued difficulties or delays in completing the integration of Doskocil's and Dogloo's product offerings, computer and information systems, and manufacturing;
(ii) failure to fulfill customer orders on a timely basis; (iii) changes in consumer preferences and the ability of the Company to adequately anticipate such changes; (iv) difficulties or delays in developing and introducing products or failure of customers to accept product offerings; (v) the seasonal nature of the Company's operations; (vi) effects of and changes in general economic and business conditions; (vii) actions by competitors, including new product offerings and marketing and business conditions, (viii) claims which might be made against the Company, including product liability claims (ix) the loss of an significant suppliers or sponsors; (x) changes in business strategy or new product lines; (xi) any inability of the Company to meet the financial covenants applicable to the Company under its credit and debt agreements (See "Risks Related to the Business--Highly Leveraged" and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those herein as anticipated, believed, estimated or expected.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a Texas corporation. Executive offices are located at 4209 Barnett Boulevard, Arlington, TX 76017.

     The Company is among the leading plastic pet products companies in the United States, manufacturing a broad range of plastic and other pet products sold through a distribution network of more than 1,400 retailers, including PETsMART, Wal-Mart, K-Mart, Petco, Sam's Club and Costco. As part of the Merger, Doskocil brought to the combined Company its strength in the pet carrier category, along with a broad range of products and manufacturing capabilities. Dogloo added its strength in the pet shelter category, along with its demonstrated product development and marketing abilities. Accordingly, the Merger created a company with complementary pet product lines, including both pet carriers and pet shelters, complementary customer bases and substantial opportunities for cost reductions. The combined net sales of Doskocil and Dogloo have increased from $105.1 million in 1993 to $169.9 million for the fiscal year ended June 30, 1999.

     The following table summarizes the combined net sales of Doskocil and Dogloo by type for the periods presented:

                                       ACTUAL
                                     YEAR ENDED   YEAR ENDED   YEAR ENDED    YEAR ENDED     YEAR ENDED
                                      JUNE 30,     JUNE 30,     JUNE 30,    DECEMBER 28,   DECEMBER 30,
                                        1999         1998         1997          1996           1995
                                     ----------   ----------   ----------   ------------   ------------
                                                               (IN THOUSANDS)
Pet products.......................   $140,022     $130,863     $126,776      $126,007       $119,647
Sporting goods and other...........     18,991       22,490       22,758        21,950         23,591
Furniture and custom molding.......         --          375        6,671         9,604          5,184
Outside resin sales................     10,919        5,370        4,478         2,413            594
                                      --------     --------     --------      --------       --------
Combined net sales.................   $169,932     $159,098     $160,683      $159,974       $149,016
                                      ========     ========     ========      ========       ========

     The Merger combined complementary product lines in several categories in which both companies have traditionally had a smaller presence. Doskocil produces a broad line of plastic products, including pet products such as pet carriers, pet shelters, feeding and watering systems, cat products and pet bedding, as well as sporting goods and other products. Doskocil's Vari Kennel(R), Sky Kennel(R), Pet Mate(R), Pet Porter(R), Pet Taxi(R), and Kennel Cab(R) brand names for pet carriers were widely known and have continued to enjoy increasing use in the transportation and indoor training of pets. Doskocil's Gun Guard(R) brand (firearms and archery cases) and Golf Guard(R) brand (golf travel cases) are similarly well-recognized in the sporting goods market. Dogloo's product line consists of plastic pet shelters, pet carriers, pet bedding and pet feeding and watering products. Its numerous styles and sizes of pet shelters include the Dogloo(R), Indigo(R), Ruff Hauz(R), Barney(R), Cape Cod(TM) and Brik Hauz(R). These shelters are made from a structural foam plastic which provides exceptional durability and insulation relative to other types of plastic or wooden pet shelters. The Company believes the Dogloo, its igloo-shaped best selling pet shelter, is unique in style, wind resistant, easy to clean and popular among breeders, kennel owners and general consumers. In the Merger, the Company acquired Dogloo's federal configuration trademark on its igloo-shaped pet shelters.

     During fiscal 1998, the Company developed and initiated a strategy to consolidate brands within the pet products area. Prior to the Merger, Doskocil and Dogloo each differentiated its pet products into two broad groups: Pet Specialty/Trade ("Pet Specialty") and Mass/Chain ("Mass"), with Pet Specialty including independent pet stores and superstores and Mass including the balance of accounts. This two-channel strategy was maintained, with two separate, but related, umbrella brands. These were Petmate(R) for Mass accounts and PetmatePro(TM) for Pet Specialty accounts. The Dogloo branding was retired, although "Dogloo" still is used as the product branding to describe igloo-shaped doghouses. The Company's brand strategy was formally launched at the APPMA trade show in late June 1998, at which the Company presented completely revised Petmate(R) and PetmatePro(TM) brand line-ups, along with consumer communications designed to drive demand for both lines. During fiscal year 1999, the dual brand strategy was abandoned, bringing the entire Pet business under the Petmate(R) umbrella. This branding strategy facilitated product line restructuring, rationalization and consolidation. Product line restructuring reduced the Pet segment from a pre-Merger total of more than 1,100 SKU's to approximately 450 SKU's. This reduction in SKU's aided in the Company's recovery from late-calendar 1998 manufacturing and fulfillment difficulties and has reduced the Company's operational complexity going forward.

     As a result of the Merger, the Company has a substantially broadened customer base and reduced customer concentration. Doskocil's principal products were, and continue to be, sold to a wide variety of retailers including specialty pet superstores such as PETsMART and Petco, mass merchandisers such as Wal-Mart and K-Mart, food and drug stores, hardware stores and a number of distributors that sell to independent pet stores. Dogloo's products were, and continue to be, sold through a variety of similar retail channels, including mass merchandisers such as Wal-Mart, wholesale clubs such as Sam's Club, home centers such as Lowe's and Menards, pet specialty superstores such as PETsMART, farm and agricultural stores such as Tractor Supply Company, and distributors that sell to independent pet stores. No one customer accounted for more than 17.0% of the Company's total net revenues in fiscal 1999.

HISTORY OF DOSKOCIL AND DOGLOO

 Doskocil

     Doskocil began manufacturing wooden and wire pet carriers in the early 1960s. In 1972, Doskocil purchased its first injection molding machine and began manufacturing plastic pet carriers, quickly becoming the primary supplier to the domestic airline market. Subsequently, Doskocil expanded into the portable firearms case market and became a principal supplier of both pet carriers and firearms cases to the airline industry. Building on its success with the airline industry (which is now a small component of the Company's overall business) and using the flexibility of the injection molding manufacturing process, Doskocil began to target the consumer market directly in the mid-70's. In 1993, Doskocil acquired the pet products division (consisting primarily of pet carriers and pet shelters) of Contico, Inc., through an asset purchase. In 1994, Doskocil purchased the Woodstream product line, consisting primarily of firearms cases and fishing products, from Ekco Canada, Inc., and Ekco Group, Inc. As of May 1999, the Company sold its interest in the tackle boxes. This sale was made to permit the Company to sharpen its focus on its remaining core business products.

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

     In 1995, Dogloo encountered growth-related financial difficulties caused primarily by a combination of (i) start-up problems at the new Indianapolis facility which caused unfavorable product cost variances, (ii) outsourced manufacturing problems related to Dogloo's new pet carrier line, (iii) a business which had grown beyond the capabilities of its then-existing infrastructure and organization controls, (iv) increased service requirements on debt, and (v) an increased number of unusual expenditures, including expansion of the Indianapolis facility, installation of a new information system, and the incurrence of significant legal fees associated with a Dogloo lawsuit alleging violation by Doskocil of Dogloo's configuration trademark relating to its igloo-shaped shelter, which was settled in 1995. In September 1995, Westar acquired control of Dogloo through a recapitalization. Westar changed numerous management procedures and practices, replaced or added two senior managers and actively mentored Dogloo's co-founder and Chief Executive Officer. Dogloo's operating results improved from an operating loss of $4.3 million in 1995 to an operating income of $6.6 million in 1996. Key elements of the improvement included (i) the reduction and control of sales returns and allowances, (ii) the elimination of excessive manufacturer's profit on outsourced pet carriers, (iii) a substantial increase in manufacturing efficiency, (iv) a reduction in inbound freight costs, and (v) a shift in product mix toward higher-margin products.

PET PRODUCTS INDUSTRY AND COMPETITION

     The U.S. nonfood pet supplies industry was estimated in a study published in 1998 by Packaged Facts to have generated approximately $4.0 billion in sales in 1997, up from $3.0 billion in 1993, an increase of approximately $1.0 billion over the four-year period or a 7.5% compound annual growth rate. The study estimated that of the $4.0 billion in 1997 non-food pet supply sales, the dog and cat segments represented approximately 63.0%. Packaged Facts attributed the growth in non-food pet supply sales to both an increasing number of pets and an increasing annual expenditure per pet. Packaged Facts estimated that from 1990 to 1996, the total number of cats and dogs increased from 112.5 million to 120 million, growing at an approximate 1.8% compound annual rate over the period. Packaged Facts attributed the growth in the pet supplies market to a number of factors, including (i) the baby boomer generation purchasing pets for their children, (ii) the increased senior citizen component of the population who appreciate the companionship of pets, and (iii) the expansion of pet supply outlets which stimulated consumer demand. Management believes that pet superstores have stimulated retail sales by increasing product turnover through advertising, promotions, and a larger selection of products. Management further believes the Company is well-positioned to benefit from these retailers as they continue to expand their store count, both domestically and internationally.

     The Company estimates that the total U.S. plastic pet shelter market for fiscal 1999 was approximately 1.5 million units. The Company believes that important sources of ongoing pet shelter sales are the birth or purchase of new dogs, the replacement of wooden shelters and family lifestyle changes such as a new home or child, and the replacement of wooden shelters. The Company estimates that 65% of the pet shelters in use are wooden. The Company's research also indicates that plastic shelters have largely replaced wooden pet shelters in retail stores. The Company believes that demand for its plastic pet shelters will increase over time as wood shelters currently in use are replaced with plastics shelters.

     The Company estimates that the total U.S. plastic pet carrier market for fiscal 1999 was approximately 4.4 million units. An American Pet Products Manufacturers Association ("APPMA") 1999/2000 study indicates that within the pet carrier market, 29% of dog owners and 65% of cat owners in 1998, up from 56% of cat owners in 1996, owned pet carriers. In addition, according to APPMA data, of all cages or traveling crates owned by dog owners, 63% were made of plastic in 1998. The Company believes that pet carrier purchase will continue to increase due to increased market awareness of the need for pet carriers for transportation and indoor training of dogs and consumer transition from wire to plastic carriers.

     The market for the Company's products is highly competitive. The Company competes with a number of smaller, privately held companies and certain public companies, some of which have greater name/brand recognition, larger customer bases and/or significantly greater financial resources than the Company, such as Newell (formerly Rubbermaid, Inc.). Among the smaller companies against which the Company competes in the pet shelter category are Handy Home, Blitz, TFH, Pet Zone and Flowtron (Flowtron's products include structural foam pet shelters). The Company competes against Stylette and Kennel Air, among others, in the pet carrier category. There are no substantial regulatory or other barriers to entry of new competitors into the Company's market. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the current and future competitive pressures faced by the Company will not adversely affect its profitability or financial performance. Sales of pet products can be dependent upon discretionary consumer spending, which may be affected by general economic conditions, as well as continued interest in pet ownership. A decrease in consumer spending on pet products or a reduction in pet ownership could have an adverse effect on the Company's financial position, business, operating results and cash flows.

BUSINESS STRATEGY

     The Company's strategic objectives are to further enhance its position among the leading manufacturers and marketers of plastic pet products in the United States and to continue its expansion internationally. The Company will seek to grow its business and maintain its competitive position by (1) building brand recognition with consumers, (2) continuing new product innovation, (3) becoming a low cost producer, (4) providing the best customer service and fulfillment for its customers and (5) becoming a global manufacturer and marketer in its core product lines. The Company remains committed to this strategy for the long term. Over the short term, the Company will focus its efforts on becoming the low cost producer and developing a world class customer service and fulfillment capability. The Company will seek to leverage its competitive strengths to accomplish the following objectives:

     Capitalize on Brand Image. The Company expects to strengthen its market position by continuing to develop new products (using advertising and other promotional programs to implement a consumer driven "pull strategy") and making strategic acquisitions of related product lines that will take advantage of the Company's existing markets and broad distribution channels.

     Continue to Introduce New Products in Order to Fuel Growth. The Company is committed to continued product development within its current product categories and the creation of innovative new product categories. Management believes that both Doskocil and Dogloo have demonstrated the ability to develop and market new products to both retail consumers and those who influence the purchasing patterns of consumers, such as breeders and veterinarians. The combined Company, including prior to the Merger, Doskocil and Dogloo, launched a total of 57 new products in calendar years 1996, 1997 and 1998. The Company launched a total of 22 additional new products in fiscal year 1999. The Company intends to focus additional efforts in new product development and annual expenditures for this area are estimated to be approximately $1.6 million for fiscal 2000, down from $3.3 million in fiscal 1999 as the Company focuses on lowering costs and improving fulfillment capabilities. There can be no assurance that these additional expenditures will result in the successful introduction of new products or in increased sales.

     Low Cost Producer. Spectrum, the Company's vertically integrated plastic resin compounding facility, together with the Company's resin compounding experience, enables the Company to produce plastic resins using a significantly reduced proportion of prime resins, while achieving raw material specifications which meet or exceed the Company's product and manufacturing requirements. The Company's principal raw materials are various plastic resins, which are either "prime" resins, purchased from petrochemical producers, or blends of prime resins and recycled materials purchased from third-party suppliers or produced by the Company. Spectrum uses a mixture of prime resins and recycled materials to produce plastic resins.

     The Company is investing in new molds and equipment that lower cycle times, down time and costs. It is implementing the principles of lean manufacturing which will lead to increased efficiency and lower working capital.

     Build a world class customer service/fulfillment organization. The Company believes that customer service has been a critical factor in the history of Doskocil's success in the marketplace and its ability to compete against larger competitors. During fiscal 1999, the Company experienced shipping and invoicing problems. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Overview"). This will continue to be important in the short term as well as the long term. The Company is committed to continuing the development of its customer service and fulfillment operations. By enhancing its talent base and training, and improving systems and processes, the Company intends to develop the customer/fulfillment operation into a strategic competitive advantage. The Company is investing in people and systems to maintain its strength in the area.

     Part of customer service is providing superior order fulfillment capabilities to its customers. The Company believes its investment in fulfillment systems and facilities is a major barrier to entry to other potential competitors. These capabilities include electronic data processing of orders and invoices, advanced shipping notifications, cross docking and other functions designed to provide low cost logistics services to its customers.

     Exploit International Growth Opportunities. While international sales represented approximately 6.3% of the combined Company's net sales in fiscal 1999, management believes that the international markets, especially Europe and Latin America, represent a significant growth opportunity. The international expansion of U.S. retailers is also expected to provide a significant opportunity for the Company to increase international sales. Management believes the 1999 acquisition by Wal-Mart of 95 grocery stores in Germany and the 1996 acquisition by PETsMART of Pet City Holdings PLC, the United Kingdom's largest pet superstore chain, is indicative of the international expansion of such retailers and represents one opportunity for growth in international markets. Management is currently evaluating the establishment of distribution facilities in continental Europe and Latin America. During fiscal 1999, the Company began limited manufacturing in Europe using a contract molder to run existing Company molds.

PRODUCTS

     The combination of Doskocil and Dogloo created a company with broad product lines in many key segments of the pet supplies industry. Doskocil's historic product line continues to be a leading industry participant in the business of plastic pet carriers, while Dogloo's products continue to provide market penetration for the Company in the plastic pet shelter segment. The Company today also produces and markets numerous additional plastic pet products, such as cat litter boxes, bowls, feeders, waterers and cat toys, as well as plastic products for the sporting goods market.

     Pet Carriers. (approximately 35% of fiscal year 1999 sales) The Company currently produces approximately 100 SKUs of pet carriers ranging in domestic retail price from approximately $10 to $200. Management believes the Company's Vari Kennel(R), Pet Porter(R), Pet Taxi(R), Furrarri(R) and Innovator(R) brand names are widely known among retail consumers as well as pet product retailers and airlines. These pet carriers come in a variety of colors and have an assortment of features such as quick-release latches, dual door locks and snap-on waterer/feeder dishes. The Company's pet carriers have been developed and refined over a 35-year period and have achieved certain brand awareness among consumers.

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

     Pet Shelters. (approximately 27% of fiscal year 1999 sales) The Company produces numerous styles of pet shelters in various sizes, including the Dogloo(R), Indigo(R), Ruff Hauz(R), Barney(R), Cape Cod(TM), Pet Barn(R) and Brik Hauz(R). The Dogloo(R), the Company's best seller, is unique because of its trademarked igloo shape and structural foam plastic construction, which management believes offers significant advantages over wooden and other plastic pet shelters. The Company currently manufactures approximately 35 different pet shelter SKUs, providing retailers with the ability to tailor their product offerings to their customer base. Domestic retail pricing on the Company's pet shelters ranges from approximately $30 for a small Ruff Hauz(R) to over $180 for a Giant Dogloo(R).

     Management believes the Company's structural foam plastic pet shelters are superior to wooden models or other non-structural foam plastic pet shelters on the market. Dogloo pioneered the use of structural foam plastic in the production of pet shelters in the late 1980's, and owns a configuration trademark which protects certain aspects of its design from imitation by competitors (See "Business -- Patents and Trademarks"). The insulating qualities of structural foam and the igloo-shaped design are strong selling features. Structural foam plastic is an extremely durable, lightweight, thermal material which enables the Company's pet shelters to remain warmer in winter and cooler in summer. The igloo-shaped structural foam shelters manufactured by the Company provide exceptional durability, insulation and comfort compared to other types of wooden homes and non-structural foam plastic shelters. Another advantage of these shelters over wooden shelters is that structural foam is non-porous, making it easy to clean with soap or disinfectants and dry quickly and easily. The non-porous surface also prevents fleas and disease from living in the material, as can occur with wood products.

     Other Pet Products. (approximately 21% of fiscal year 1999 sales) The Company's other pet product lines include cat litter boxes, feeding and watering systems, pet bowls, pet toys, and pet furniture and bedding. The Company's feeding and watering systems are among the fastest growing segments of the Company's "other" pet products category, and offer multiple day feeding and watering solutions for pets in the absence of their owners. Management believes the breadth of the Company's entire pet product line represents the most complete assortment of durable dog and cat products in the industry.

     Sporting Goods and Other Products. (approximately 11% of fiscal year 1999 sales) The Company sells three sporting goods product lines with over 40 different SKUs, which gives the Company a significant presence in this market. The Company is one of the leading manufacturers and suppliers of hard-sided firearms cases, bow cases and golf cases in the United States and has substantial market share in each of its product lines. In 1976, the Company became the first manufacturer to sell hard-sided firearms cases to the airlines industry and eventually to retail customers. Management believes the Company's plastic Gun Guard(R) cases are known for their high quality. The Company is the leading producer of hard-sided firearms cases in the United States.

     The Company also manufactures and supplies a line of photo/video camera cases and utility bins. The photo/video case product line is sold under the Camera Guard(R) name and includes products such as the Seal Tight(R), a water, dust and airtight case with foam inside. The utility bin line, sold under the Tote Bin name, includes several bins used to store, move or mix items. These bins are made of rugged, lightweight, high-impact plastic, which facilitates cleaning and is oil and chemical resistant.

     In 1994, through the acquisition of the assets of the Woodstream sporting goods product line from Ekco Canada, Inc., and Ekco Group, Inc., the Company entered the golf accessories market with the Golf Guard(R) hardsided travel case for golf clubs. Because of its rugged outer shell, management believes the Golf Guard(R) travel case is superior to soft cases which can rip, stain, and show dirt. In addition, the Golf Guard(R)case has built-in padlock tabs, bail latches and dual wheels. During fiscal 1999, the Company sold its interest in the tackle boxes.

     Outside Resin Sales. (Approximately 6% of fiscal year 1999 combined sales) The Company sells to outside customers its excess production capacity from its Spectrum resin compounding facility.

NEW PRODUCT DEVELOPMENT

     New products introduced within the past three calendar years accounted for over 20% of the Company's fiscal year 1999 revenue. The Company is committed to maintaining its reputation as an industry leader through continued product development within its current product categories and the creation of innovative new product categories. Management believes that the Company has demonstrated the ability to develop and market new products to both retail consumers and those who influence the purchasing patterns of consumers such as breeders and veterinarians. The Company launched a total of 22 new products in fiscal year 1999. The Company expects to launch a total of 26 new products in fiscal year 2000. The Company expects new product capital expenditures of approximately $1.6 million in fiscal 2000, down from $3.3 million in fiscal 1999. This decrease is due to a focus on lowering costs and improving fulfillment capabilities.

     The Company's philosophy on new product development is to focus on the needs of the consumer while creating products which will enhance the interaction of the pet with its owner and also the pet's care, comfort and lifestyle. The Company evaluates ideas from multiple sources, both internal and external, and tests such ideas against consumer reaction and market potential. After a promising product is identified through consumer and market research, the Company employs a multifunctional team approach to accelerate the speed and improve the effectiveness of the new product introduction. The Company has won over 10 new product industry awards during the past four years. The Company also seeks to acquire existing products that can be leveraged through its broad distribution network.

     While the Company intends to increase its new product development efforts, there can be no assurance that these increased efforts will result in successful new product introductions.

SALES, MARKETING AND DISTRIBUTION

     The Company's marketing strategy is to communicate directly with the consumer through in-store merchandising, direct marketing, advertising and promotional programs. The Company believes that strong brand recognition and programs which influence consumer purchase intentions provide the framework for establishing effective merchandising presentations at point of sale. The Company has tailored its products to nine distinct distribution channels. See
"Business -- Customers". By focusing on multiple distribution channels, the Company believes it is well positioned to meet the various needs and shopping habits of consumers. During fiscal 1999, the Company revised its "umbrella" strategy to consolidate brands within the pet products area. See
"Business -- General."

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

     The Company also markets its products internationally, with primary emphasis on Europe, Canada, Latin America, Japan, Australia and the Pacific Rim. The Company has developed multilingual packaging and trade advertising capabilities as it continues to expand international distribution. During fiscal 1999, the Company began limited manufacturing in Europe using a contract molder to run existing Company molds that were available after domestic product line consolidation. The Company believes foreign manufacturing avoids significant shipping costs and import duty when selling to European markets. With a base of foreign pet distributors in place to service the pet specialty channel, the Company is focusing on mass merchandisers and home and garden centers such as Wal-Mart in Germany, Latin America and Canada, Sam's Club in Latin America, Home Depot in Canada, Costco in Canada, Latin America and the United Kingdom, and PETsMART in Canada and the United Kingdom. The Company primarily utilizes direct sales personnel, in cooperation with selected distributors, to market internationally. The Company believes that it is well-positioned to assist United States retailers expanding their operations abroad.

CUSTOMERS

     The Company distributes its products through nine distinct distribution channels in the United States and to more than 1,400 retail customers worldwide, with the largest customer accounting for 17.0% of combined fiscal 1999 revenues. The primary distribution channels include mass merchants, pet superstores, hardware and home centers, warehouse clubs, distributors, farm and agriculture, food and drug, co-ops, and catalogs.

     In the years ended June 30, 1999 and June 30, 1998, the six months ended June 30, 1997, and the year ended December 28, 1996, the Company's largest customer accounted for approximately 17.0%, 13.0%, 11.0% and 12.0%, respectively, of the Company's combined sales. The Company's ten largest customers accounted for, in the aggregate, approximately 52.5%, 42.0%, 36.0% and 40.0%, respectively, of net combined sales during such periods. In fiscal 1999 and 1998, sales to the Company's second largest customer accounted for approximately 13.0% and 11.0%, respectively, of net combined sales. The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     As management believes is typical in the pet and sporting goods industries, the Company does not have long-term or exclusive contracts with any of its customers. Sales to customers and purchases from suppliers are generally made pursuant to purchase orders.

     Because of operational problems encountered in fiscal 1999, one of the Company's top twenty customers, with approximately $1.7 million annual sales, and several smaller accounts, with total annual sales, of approximately $3.0 million, ceased doing business with the Company.

RAW MATERIALS

     The Company's principal raw materials are various plastic resins, which are either "prime" resins, purchased from petrochemical producers, or blends of prime resins and recycled materials, purchased from third-party suppliers or produced by the Company. The plastic resins used by the Company are produced from petrochemical intermediates which are, in turn, derived from petroleum extracts. The main resins historically utilized by the Company are high density polyethylene ("HDPE"), which Dogloo has used to manufacture its line of pet shelters, and polypropylene ("PP"), which Doskocil has used to manufacture its pet carriers and other plastic products. In manufacturing many products, including pet shelters, formulations of PP can be substituted for HDPE. To a lesser extent, the Company utilizes other raw materials such as steel, specialty chemicals (including nitrogen, impact modifiers, blowing agents, antioxidants and ultraviolet stabilizers), carbon black, synthetic fibers, natural rubbers, polyethylene, colorants, components of polyester/cotton fabrics, polyurethane foam and PVC vinyl.

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

     Resin prices reached peaks in 1988 and 1995 and have declined significantly in recent years (see chart below). As major petrochemical companies have built polypropylene plants, hundreds of millions of pounds of resin capacity have been added to the marketplace, driving down resin prices. With seven years between the two most recent resin price market highs, and the recent resin price peak of 1995, industry analysts generally expect that resin prices will continue to stabilize or decline as industry capacity increases. Plastic resin prices can vary from year to year and are very difficult to predict beyond a few months. In June of 1999, several large suppliers of petrochemicals announced a 5 cent per pound increase for high-density polyethylene effective August 1999.
[CHART]

     Based on data regarding high-density polyethylene and co-polymer polypropylene from Chemical Data, Inc., May 1999 Edition.

PATENTS AND TRADEMARKS

     Following the Merger, the Company operated using two distinct product brand identifications used by the pre-Merger companies, Doskocil and Dogloo. Trademarked brands marketed under the Doskocil name included Vari Kennel(R), Sky Kennel(R), Petmate(R), Pet Taxi(R) and Kennel Cab(R) in pet products, as well as Gun Guard(R) firearms and archery cases, Camera Guard(R) camera cases and Golf Guard(R) golf travel cases. Brands marketed under the Dogloo name included Furrarri(R) and Innovator(R) carriers as well as the Dog Kabin(R), Ruff Hauz(R), Brik Hauz(R), Dogloo II(R), Indigo(R) and Barney(R) pet shelters.

     During fiscal year 1998, the Company developed, as described above, and initiated a strategy to consolidate brands within the pet products area. During fiscal 1999, the dual-brand strategy was subsequently abandoned, bringing the entire pet business under the Petmate(R) umbrella. This branding strategy facilitated the Company's restructuring, rationalization and consolidation of its product line. The Company also initiated a program to secure rights to the Petmate(R) name in all significant foreign markets.

     The current registrations of the Company's trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided that the Company, as the registered owner, and its licensees, where applicable, comply with all applicable laws. The Company also has several U.S. utility and design patents and several patent applications pending. The Company is not aware of any material challenge to the ownership by the Company of its major trademarks or patents. The Company believes it benefits from its intellectual property and intends to defend its exclusive use of such property against infringement by third parties, although the company cannot predict success in defending its intellectual property rights. See
"Business -- Risks Related to the Business, Reliance on Trademark, Patent and Proprietary Information."

SEASONALITY

     The business and results of operations of the Company are seasonal. The Company experiences increased sales of pet shelters during the third and fourth calendar quarters of the year as retailers build inventories in anticipation of periods of bad weather. With regard to other products, pet carriers and firearms cases have usually been the sales leaders in its quarter ended June, and sales of other pet products and firearms cases are normally higher in the quarters ended September and December.

EMPLOYEES

     The total number of active employees at June 30, 1999 was 1,066. The Company hires a significant number of temporary employees to assist in production during times of peak customer demands. None of the Company's employees are represented by labor unions. The Company considers its relationship with its employees to be good.

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

RISKS FACTORS RELATED TO THE BUSINESS

     Highly Leveraged. The Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged since that time. As of June 30, 1999, the Company had total indebtedness of approximately $186.8 million. Subject to the restrictions in the Company's Credit Facility dated September 19, 1997 with Bank of America, as administrative agent, and other lending institutions party thereto (as amended, the "Credit Facility") and the Indenture (the "Indenture") for the 10 1/8% Senior Subordinated Notes (the "Subordinated Notes"), the Company and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures and acquisitions and for other general corporate purposes. On August 12, 1999, the Company entered into an additional credit facility (as amended on October 12, 1999, the "Additional Credit Facility") with Bank of America, N.A. (the "Additional Lender") which permits the Company to borrow up to $15.0 million due in September, 2000 and sold $5.0 million Series D Preferred Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The degree to which the Company is leveraged could have important consequences to the Company's equity and debt holders, including: (i) the limitation on the Company's ability to obtain additional financing for working capital, product development, capital expenditures, debt service requirements or other purposes; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of and interest on its indebtedness, thereby reducing funds available for operations and capital additions; (iii) certain of the Company's borrowings, primarily the borrowings under the Credit Facility and Additional Credit Facility, will be at variable rates of interest which could cause the Company to be vulnerable to increases in interest rates; (iv) the Company may be more vulnerable to economic downturns and more limited in its ability to withstand competitive pressures than its competitors that are not as highly leveraged; and (v) the Company's leveraged status may affect its ability to make acquisitions in the future.

     The Company's scheduled payments of principal and interest on existing borrowings under the Credit Facility and the Subordinated Notes are $26.3 million in fiscal 2000, $26.8 million in fiscal 2001, and $27.9 million in fiscal 2002 which does not include the Additional Credit Facility. The Company's ability to make scheduled payments of the principal of, or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control, as well as the availability of borrowings under the Credit Facility, the Additional Credit Facility or successor facilities. However, based upon the current and anticipated level of operations, the Company believes that its cash flow from operations and the Additional Credit Facility, together with amounts available under the amended Credit Facility, will be adequate to meet its anticipated cash requirements for working capital, capital expenditures, interest payments and scheduled principal payments. There can be no assurance, however, that the Company's business will generate cash flow at or above required levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its indebtedness or to obtain additional financing or to dispose of material assets or operations. The Credit Facility, the Additional Credit Facility and the Subordinated Notes restrict the Company's ability to sell assets and/or use the proceeds therefrom. There can be no assurance that any such refinancing or asset sales would be possible under the Company's debt instruments existing at such time, that the proceeds which the Company could realize from such refinancing or asset sales would be sufficient to meet the Company's obligations then due or that any additional financing could be obtained.

     Restrictive Covenants and Asset Encumbrances Under the Credit Facility, the Additional Credit Facility and Indenture. The Credit Facility, the Additional Credit Facility and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of Company management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility and the Additional Credit Facility also contain a number of financial covenants that require the Company to meet certain financial ratios and tests, including minimum fixed coverage ratio, minimum interest coverage ratio, maximum leverage ratio and a minimum EBITDA provision and provide that a "change of control" will constitute an event of default. The existing Credit Facility was amended in February 1999, May 1999, August 1999, and October 1999 and, as part of the amendments in February, May, and October, waivers of certain financial covenant defaults were granted.

     The Company's continued ability to satisfy its financial covenants depends, in part, on the ability of the Company to successfully integrate the product production and offerings of the combined Company. As is normally the case in credit relationships, a failure to comply with the covenants contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In addition, the obligations of the Company under the Credit Facility are secured by substantially all of the assets of the Company. Amounts outstanding under the Additional Credit Facility are secured by liens in certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's Credit Facility. In the case of an event of default under the Credit Facility or the Additional Credit Facility, the lenders under the Credit Facility and the Additional Credit Facility would be entitled to exercise the remedies available to a secured lender under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance that the Company would have sufficient cash to do so or that the Company could successfully refinance such indebtedness. Other indebtedness of the Company that may be incurred in the future may contain financial or other covenants more restrictive than those applicable to the Credit Facility or the Subordinated Notes.

     Risks Related to the Merger and Integration of Doskocil and Dogloo. The Merger involved the combination of two companies that previously operated independently. The assimilation of the companies is an ongoing process that requires integration and coordination of the Company's product offerings, management, systems, research and development, manufacturing and sales and marketing efforts. The difficulties of such assimilation include the need to consolidate manufacturing operations in Arlington, Texas, integrate personnel and combine different corporate cultures. In addition in July 1999, the Company commenced operation of the first phase of its new integrated management information system. See "Problems with Implementation of Computer Systems."

     The Company made substantial progress on the integration of Doskocil and Dogloo in fiscal 1998 and fiscal 1999. During fiscal 1998, the Company closed the Dogloo facilities in Corona, California and Indianapolis, Indiana, relocated key management and machinery and equipment to Arlington, Texas, consolidated ordering, inventory and shipping into a single location while continuing to prepare to implement a new information system, accelerated new product development, and adopted a new "umbrella" brand strategy for the products of the combined Company. During fiscal 1999, the dual brand strategy was abandoned to facilitate product line restructuring, rationalization and consolidation. The Company sold the Dogloo facilities in Indianapolis, Indiana during the first quarter of fiscal 2000.

     Commencing with the fourth quarter of fiscal 1998 the Company has experienced difficulty in fulfilling certain customer orders on a timely basis. This difficulty is attributable to a number of factors, including problems experienced in managing the combined product lines of Doskocil and Dogloo, forecasting accurately customer demand, production scheduling, logistic constraints and achieving planned production rates from certain equipment. The Company has been taking short and long-term steps to address these matters, including developing a more sophisticated sales forecast system, expanding outsourcing of certain product production and shipping, developing a plan to reduce SKUs, installing a warehouse management information system, and implementing a new Company-wide information system. The Company's difficulty in fulfilling certain customer orders and the associated short-term increased costs incurred to address this difficulty, including increased labor and freight costs, will unfavorably impact future results until the long-term corrective steps satisfactorily address this matter.

     Problems with Implementation of Computer Systems. In October 1998, the Company experienced complications with and abandoned its attempted implementation of a new manufacturing, distribution and financial hardware and software system. This led, in part, to the Company's difficulties described above in fulfilling certain customer orders on a timely basis. In July 1999, the Company commenced the rapid implementation of a standard set up of an ERP ("enterprise resource planning") software system. The Company has experienced some difficulty with this new system and has found it necessary to have the standard set up modified to address Company's specific needs. The Company expects that its new system with planned modifications will adequately serve its needs. The Company expects, however, to incur additional expenses to implement the planned modifications to that system and, until the modifications are completed, may continue to experience operational and customer order fulfillment difficulties. In addition, any failure of the system similar to the failure experienced in 1998 could have an adverse effect on the Company's customer relations and adversely affect the Company's financial position, results of operations and cash flow.

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

     Dependence on Raw Material Pricing and Availability. The major raw materials used in the manufacturing of the Company's products are various plastic resins and recycled plastic materials, including primarily polypropylene and polyethylene and their derivatives. The plastic resins used by the Company are produced from petrochemical intermediates which are, in turn, derived from petroleum extracts. Plastic resin prices may fluctuate as a result of worldwide changes in natural gas and crude oil prices and capacity, as well as changes in supply and demand for resin and petrochemical intermediates from which they are produced. Among other industries, the automotive and housing industries are significant users of plastic resin. As a result, significant changes in world wide capacity and demand in these and other industries may cause significant fluctuations in the prices of plastic resin. In the past, the Company and its individual predecessors have had limited ability to increase product pricing in response to plastic resin price increases. The Company has benefited during the last two years from favorable resin prices. Any increases in the prices of plastic resins could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Significant increases in the prices of other raw materials used to manufacture the Company's products could have a material adverse effect on the Company's financial position, operating results, and cash flows. The Company purchases a significant amount of other raw materials from the Far East. There can be no assurance that severe shortages of raw materials will not occur in the future that could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's financial position, operating results and cash flows.

     Concentration of Customers. In fiscal years ended June 30, 1999, June 30, 1998, December 28, 1996 and the six months ended June 30, 1997, the Company's largest customer accounted for approximately 17.0%, 13.0%, 12.0% and 11.0%, respective of net sales, and the Company's ten largest customers accounted for, in the aggregate, approximately 52.5%, 42.0%, 40.0% and 36.0%, respectively, of net sales. See "Business -- Customers." The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Because of operational problems encountered in fiscal 1999, one of the Company's top twenty customers representing approximately $1.7 million annual sales and several smaller accounts with total annual sales of approximately $3.0 million, ceased doing business with the Company.

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

     Competition, Limited Market Data and the Susceptibility to Changing Economic Conditions. The Company's products are sold in highly competitive markets. In each of its markets, the Company competes with significant number of companies of varying sizes on the basis of quality, price, availability and service. Competitive pressures or other factors could cause the Company to lose market share or could results in significant price erosion, either of which could have a material adverse effect upon the Company's financial position, results of operations and cash flows. Some of the Company's competitors have greater ability to expand production capacity and increase research and development expenditures.

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

     Controlling Stockholder. Westar, without respect to warrants issued to it on October 1999, owns approximately 68.9% of the outstanding shares of Company Common Stock. As a result, Westar has the ability to elect the board of directors of the Company, to approve or disapprove of other matters requiring stockholder approval and to effectively control the affairs and policies of the Company.

ITEM 2. PROPERTIES

     The location and general character of principal manufacturing facilities are described below. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency.

     The Company leases manufacturing facilities in Arlington, Texas, and Mansfield, Texas; a fabric cut and sew facility in Arlington, Texas; and offices and warehouse facilities in Arlington, Texas and Indianapolis, Indiana. From time to time, the Company also leases other outside warehousing facilities during seasonal demand and to meet certain customer demand. At June 30, 1999, the Company had 292,000 of additional square footage leased. As of August 1999 the Company sold the facilities in Indianapolis, Indiana. The Company consolidated its manufacturing operations previously conducted in its Indianapolis facility by moving its equipment from that location to its Arlington facilities.

     The approximate size and location of the Company's significant facilities are summarized below:

                                                      SIZE                     NUMBER OF
MANUFACTURING, WAREHOUSE AND OFFICE:                (SQ. FT.)   OWNED/LEASED   EMPLOYEES
------------------------------------                ---------   ------------   ----------
Arlington, Texas..................................  1,180,250      Leased         970
Indianapolis, Indiana(1)..........................    188,000      Owned           --
Corona, California(2).............................     61,000      Leased          --
Mansfield, Texas..................................     52,000      Leased          96

---------------

(1) This facility was sold in August 1999.

(2) This facility has been substantially subleased to third parties for the remaining term of the lease.

     The Company's manufacturing operations include structural foam machines and injection molding machines ranging in size from 75 to 3,000 tons. With moderate additional capital expenditures, management believes that the Company's manufacturing facilities can accommodate a substantial increase in product volume. The Company manufactures substantially its entire line of products, with the current exception of aluminum firearm cases, which are manufactured by contract suppliers. The Company contracts with other manufacturers, from time to time, to address seasonal and other temporary peaks in customer demand. During fiscal 1999, construction was completed on 277,000 square feet of manufacturing and office facilities in Arlington that the Company leases from Mr. Doskocil, a director.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company has been involved in legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to a vote of the Company's securityholders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock, no par value, (the "Common Stock") is not listed for trading on any national securities exchange and is not available for quotation through the National Association of Securities Dealers Automated Quotation System. During fiscal 1999, the Company sold an aggregate of 4,000 shares of its common stock to one person and repurchased 2,500 shares of its common stock from one person for $15.03 per share. The foregoing transactions did not involve any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. As of June 30, 1999, there were approximately 16 holders of the Company's common stock. The Company has not declared dividends on its common stock in either of the last three fiscal years, and does not, at present, expect to pay dividends on its common stock in the future. On October 12, 1999, the Company issued and sold an aggregate amount of $5.0 million of Series D Preferred Stock along with related warrants to acquire common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company does not intend to apply to list its outstanding 10 1/8% Senior Subordinated Notes on any securities exchange or for quotation through the National Association of Securities Dealers Automated Quotation System. The liquidity of, and trading market for, the Subordinated Notes may be adversely affected by general declines in the market of similar securities, regardless of the Company's financial performance or prospects.

ITEM 6. SELECTED FINANCIAL DATA

     The financial data for the periods presented prior to September 19, 1997, reflect the combined historical financial position and results of operations for Doskocil and Spectrum, as these entities were under common ownership. Beginning September 19, 1997, the financial results of the Company, include the financial position and results of operations for Dogloo, Inc. Pro forma net income per common share (both basic and diluted) are based on the common shares outstanding after the recapitalization of Doskocil in July 1997 (the "Recapitalization") and the termination of Doskocil's "S" Corporation status occurred at the same time. See "Notes to Financial Statements -- Note 3 and 4."

                                           YEAR       YEAR               YEAR ENDED             SIX MONTHS
                                          ENDED      ENDED     ------------------------------     ENDED
                                         JUNE 30,   JUNE 30,   DEC. 28,   DEC. 30,   DEC. 31,    JUNE 30,
                                           1999       1998       1996       1995       1994        1997
                                         --------   --------   --------   --------   --------   ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Sales..............................  $169,932   $147,156   $103,455   $97,496    $92,267     $51,756
Gross profit...........................    48,813     47,594     30,327    25,944     29,782      13,367
Selling, general and administrative....    43,135     31,540     20,682    20,733     20,675      10,446
Impairment of long-lived assets........     6,789         --         --        --         --       3,846
Operating income (loss)................    (1,111)    16,054      7,615     3,105      4,729      (3,800)
Interest expense.......................    17,750     17,461      2,328     2,473        855         506
Net income (loss) before income
  taxes................................   (18,885)    (1,051)     4,743     1,190      3,951      (4,276)
Net income (loss)......................   (18,885)    (2,920)     4,743     1,190      3,951      (4,276)
Net income (loss) attributable to
  common shareholders..................   (19,801)    (4,104)     4,743     1,190      3,951      (4,276)
Net income (loss) per share basic and
  diluted..............................     (6.38)     (1.50)        --        --         --          --
Pro forma net income (loss)............        --         --      2,988       750      2,371      (2,694)
Pro forma basic and diluted net income
  per share............................        --         --   $   2.25   $   .56    $  1.78     $ (2.02)
                                         ========   ========   ========   =======    =======     =======

                                           YEAR       YEAR               YEAR ENDED             SIX MONTHS
                                          ENDED      ENDED     ------------------------------     ENDED
                                         JUNE 30,   JUNE 30,   DEC. 28,   DEC. 30,   DEC. 31,    JUNE 30,
                                           1999       1998       1996       1995       1994        1997
                                         --------   --------   --------   --------   --------   ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET AND OTHER DATA:
Capital expenditures...................  $ 14,988   $ 11,458   $  4,129   $19,156    $11,474     $   971
Total assets...........................   163,702    164,101     66,135    72,876     58,663      50,679
Capitalization
  Total long-term debt.................  $178,281   $163,094   $  7,465   $19,678    $20,797     $ 6,590
  Partners' equity.....................        --         --      4,278     5,297      3,129       3,808
  Common stockholders' equity
     (deficit).........................   (42,184)   (23,320)    31,360    25,851     27,333      25,282
                                         --------   --------   --------   -------    -------     -------
          Total capitalization.........  $136,097   $139,774   $ 43,103   $50,826    $51,259     $35,680
                                         ========   ========   ========   =======    =======     =======

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Company's financial statements and related notes included elsewhere in this report.

     Through 1996, both Doskocil's and Dogloo's fiscal years ended on or about December 31 of each year. In order to match the combined Company's fiscal year reporting with its seasonality, the Company changed its fiscal year end to June 30 in connection with the Merger. Accordingly, reference to fiscal 1996 or prior years means the years ended on or about December 31 of such year. Reference to fiscal 1997 means the six month period from December 29, 1996 through June 30, 1997. Reference to fiscal 1999 and 1998 means the twelve month period ended on June 30 of such year. Historical financial information for the combined Company for the twelve month periods beginning on July 1, 1996 and July 1, 1997 are presented later in this section under the caption "Summary Combined (Doskocil and Dogloo) Historical Financial Information for the Twelve Months Ended June 30, 1998 and 1997."

RESULTS OF OPERATIONS

     The following analysis is based on actual results of the Company which only reflect Dogloo from the date of acquisition. Please refer to the section "Summary Combined (Doskocil and Dogloo) Historical Financial Information" for an analysis of combined results of the Doskocil and Dogloo on a combined basis for the twelve month periods ended June 30, 1999, 1998, and 1997.

     Net sales for each of the periods presented are summarized in the following table:

                                                                                   SIX MONTHS
                                          YEAR ENDED   YEAR ENDED    YEAR ENDED      ENDED
                                           JUNE 30,     JUNE 30,    DECEMBER 28,    JUNE 30,
                                             1999         1998          1996          1997
                                          ----------   ----------   ------------   ----------
                                                            (IN THOUSANDS)
Pet products............................   $140,022     $118,027      $ 72,692      $35,838
Sporting goods and other................     18,991       22,490        21,950       11,105
Furniture and custom molding............         --          327         6,400        2,241
Outside resin sales.....................     10,919        6,312         2,413        2,572
                                           --------     --------      --------      -------
Net sales...............................   $169,932     $147,156      $103,455      $51,756
                                           ========     ========      ========      =======

 Overview

     Fiscal 1999 saw strong demand and increased sales which were more than offset by higher costs of production and higher operating expenses. Consolidation problems, management changes and computer systems issues all contributed to increased costs and larger losses.

     Net sales increased 15.5% in 1999 primarily due to the inclusion of Dogloo sales for the whole year, higher pet sales and increased outside resin sales. This growth occurred in spite of the availability and delivery problems that limited sales in the first two fiscal quarters of fiscal 1999. At one point in the second quarter of fiscal 1999, the Company's unfilled orders exceeded $20 million. The Company incurred additional expenses in the second and third quarters of fiscal 1999 to ensure the customer service level necessary to keep its customer base intact. The Company ended the year with good relationships with its key customers.

     Cost of goods sold was impacted by throughput problems, inefficiency in the plant and warehouse and computer systems problems in fiscal 1999. Labor costs rose above historical levels in the plant and warehouse. Equipment was operating at 50% of capacity due to frequent changeovers, equipment failures, shortages of raw materials and operating in temporary and inefficient facilities the first half of the year. A significant portion of the structural foam production of dog shelters was out-sourced, causing unplanned expense for outsourcing and freight. Expensive outside warehousing was acquired to ease the shipping problems that appeared in the fall. Difficulties in forecasting and production planning contributed to higher inventory levels and poor customer service.

     Key managers in manufacturing, shipping and finance were replaced late in the second fiscal quarter of 1999. A new CEO with a strong operations and control background was hired at the end of the fiscal year. The new manufacturing facility became operational in January 1999, and should result in improved efficiency. The Company leased three new 1,500 ton presses to add to machine capacity and authorized the construction of additional on-campus warehouse space that could be operated at significant savings. SKU rationalization and the change to a single brand umbrella under the Petmate label improved service and lowered costs.

     The failed computer systems conversion in October 1998 intensified the impact of production and order fulfillment problems during the fall of 1998. The failed computer system made it difficult to take and track orders, maintain accurate inventory records and ship and invoice correctly. The accuracy and timeliness of financial information hampered management's ability to control costs. The Company completed the re-implementation of its old Legacy computer systems along with a physical inventory in March 1999. In July 1999, the Company began a rapid implementation of ERP software and warehouse management software. These systems became operational on July 5, 1999.

     SG&A Expenses were also higher because of the customer service problems and inefficiencies in operations described above. Freight and selling costs increased as the Company reacted to product shortages and shipping problems. The shipping and invoicing problems caused higher than historical levels of deductions for shipping and billing errors. Selling expense was also higher due to the launch of a consumer-advertising program to build brand awareness and product demand. This program was terminated late in the fall of 1998. Freight costs dropped off to expected levels in the second half of the fiscal year. Bad debt expense was also high in fiscal 1999 compared with historical levels. Impairment expense caused the largest increase in operating expenses as the Company wrote off assets related to the first systems conversion, other non-core business assets that were sold during the year and a charge to reflect management's ongoing assessment of asset recoverability, including related goodwill.

 Outlook

     The Company is focusing its efforts on reducing costs and improving order fulfillment and customer service, placing less emphasis in the short term on increasing sales, building brand recognition and launching new products. The Company's objective is to become the low cost producer with a reputation for quality and service as its key competitive advantage. The focus will continue to be to simplify the business, including rationalization of customers and product rationalization.

     The Company has initiated specific programs to lower costs of sales. As an example, the Company has renegotiated its insurance programs, lowering total costs approximately $1.5 million. Spending will increase in areas such as maintenance to increase machine reliability and throughput, thereby lowering unit costs. Product development is focused on product reengineering to lower costs. Specific capital spending on molds has been initiated to increase machine/mold efficiency, in some cases redesigning products to lower costs. New management and spending on computer controls has already lowered shipping and material handling costs. Expensive forklift rentals have been replaced with lower cost leased units. Expense for outside molding, warehousing and in-bound freight is expected to be lower than fiscal 1999 but higher than historic levels until the Company's new additional on-campus warehouse is built and throughput improvement plans take hold.

The Company expects to realize further savings as it continues to rationalize its product lines and customer base.

     Prices for resin and packaging are expected to increase in fiscal 2000. The Company has moved aggressively to negotiate price cuts and change to lower cost resins to offset these cost increases. The Company is partially shielded from the impact of higher resin prices because it maintains its own resin compounding facility and utilizes lower cost scrap materials for much of its resin.

     SG&A expense is expected to be lower in the next twelve months. The elimination of consumer advertising in the near term will lower selling expense. Bad debt expense is expected to be significantly lower than in fiscal 1999. Variable selling expense and sales deductions are also expected to be lower than in fiscal 1999 along with lower impairment expense. The Company plans to use molds freed up by SKU rationalization to develop the Company's ability to manufacture overseas. The Company paid minimal bonuses in fiscal 1999 and will incur bonus expenses in fiscal 2000 if the Company achieves its operating plan objectives.

     The Company's implementation in July 1999 of the Oracle computer system has led to somewhat higher costs during the implementation period. This could be a negative factor in fiscal 2000 but the impact is expected to be significantly less than the costs associated with the failed implementation last fall. See "Risk Factors -- Problems in Implementation of Computer Systems."

     Overall capital spending in fiscal 2000 will be much lower than in fiscal 1999 and focused on plant equipment and molds that will improve efficiency and increase plant throughput. Other spending will relate to the new computer systems with much less funding devoted to new products. There will be an aggressive effort to reduce working capital, reducing inventories and receivables while increasing payables.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

     Net sales increased to $169.9 million in fiscal 1999 from $147.2 million in fiscal 1998, an increase of $22.7 million or 15.5%. The increase was primarily due to the inclusion of Dogloo net sales for the period of July 1 through September 19, 1998, whereas the same period of 1997 is not included, increased pet sales and higher outside resin sales in fiscal 1999. These increases were partially offset by a reduction in sporting goods sales decreased primarily due to the loss of two customers and management's decision in the third quarter to divest the Company of certain non-core business assets.

     Gross profit increased to $48.8 million for fiscal 1999, up from $47.6 million in the prior year, an increase of $1.2 million. As a percentage of sales, gross margin decreased to 28.7% for fiscal 1999 from 32.3% in the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, a failure to manufacture sufficient inventory during the second half of fiscal year 1998 and the inability to accurately forecast demand in the first part of fiscal 1999. In addition, during the first half of the fiscal year, the Company experienced a failed software system conversion that hampered the Company's ability to manufacture, ship and invoice during its second fiscal quarter. Margins for the year reflect the higher associated costs including $1.4 million for outside storage, $1.6 million of inbound freight and higher expenses for outside molders. The Company also experienced higher costs for manufacturing direct labor and higher distribution center and fulfillment costs.

     Selling, general and administrative expenses increased to $43.1 million for fiscal 1999 from $31.5 million in fiscal 1998, an increase of $11.6 million or 36.8%. The increase was the result of several factors, including higher expenses as a result of the merger, higher freight costs, amortization of goodwill, bad debt expenses and advertising and promotion expenses.

     Impairment of long-lived assets in fiscal 1999 was $6.8 million. This includes a $1.3 million charge due to the decision to divest the Company of certain non-core business assets, a $2.3 million charge due to a failed system conversion and management's assessment that the implementation costs have minimal future benefit and a $3.2 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill.

     Interest expense increased to $17.8 in fiscal 1999, up from $17.5 million in fiscal 1998. Interest expense in fiscal 1998 included amortization of fees and expenses associated with the related bridge financing of $2.5 million and $0.6 million related to the Credit Facility and Notes. These bridge financing fees and expenses were charged to expense as a result of the refinancing of the Company which was completed concurrent with the Merger.

     Provision for income taxes for fiscal 1999 is zero due to the net operating loss generated during the period for which a valuation allowance has been provided for the resulting deferred tax asset.

     Net Loss for fiscal 1999 was $18.9 million compared to a net loss in fiscal 1998 of $2.9 million. The changes in net income primarily reflect the factors discussed above.

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

     Gross profit increased to $47.6 million in fiscal 1998 from $30.3 in fiscal 1996, an increase of $17.3 million or 57.1%. As a percentage of net sales, gross margin increased to 32.3% in 1998 from 29.3% in 1996. The Company's gross profit was favorably affected by the inclusion of Dogloo results, lower plastic resin material costs, reduction of operating lease payments related to equipment repurchased as part of the Recapitalization and the discontinuation of the custom molding and resin furniture products. This increase was offset partially by lower factory utilization due to the merging of the two companies' facilities during the last half of fiscal 1998.

     Selling, general and administrative expenses increased to $31.5 million in fiscal 1998 from $20.7 million in fiscal 1996, an increase of $10.8 million or 52.2%. The increase was the result of higher expenses due to the inclusion of Dogloo expenses after the Merger and $1.5 million of goodwill amortization associated with the Dogloo Merger. As a percentage of net sales, S,G&A spending increased to 21.4% in 1998 from 20.0% in 1996.

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

     S,G&A remained essentially flat at $10.4 million for the period ended June 30, 1997. As a percentage of net sales, S,G&A increased to 20.2% from 20.1%.

     Interest expense for the six months ended June 30, 1997 decreased $1.3 million from the comparable period of 1996. This was primarily the result of a lower debt balance during the six months ended June 30, 1997.

     Net Loss for the six months ended June 30, 1997 decreased from net income of $1.3 million at June 30, 1996 to a loss of $4.3 million for the six months ended June 30, 1997 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Current assets increased $6.0 million from June 30, 1998 to June 30, 1999. This increase primarily reflects higher receivables and inventories reflecting management's intent to build inventory for fiscal 2000, somewhat offset by lower cash and marketable securities.

     Current liabilities increased $3.3 million from June 30, 1998 to June 30, 1999. This increase is due to an increase in the current portion of long-term debt, and accounts payable, offset somewhat by lower accrued liabilities. Accrued liabilities decreased $4.9 million primarily due to an adjustment to an accrual related to the close-down of the Indianapolis facility.

     Non-current assets decreased to $115.0 million at June 30, 1999, down from $121.4 million at June 30, 1998. This decrease was the result of an adjustment to goodwill related to an accrual related to the close-down of the Indianapolis facility and impairment charges due to management's review of recoverability of assets, including related goodwill. These decreases were partially offset by capital expenditures. In August 1999, the Company sold its Indianapolis facility for $3.6 million in net proceeds.

     Long-term debt at June 30, 1999 was $178.3 million, up from $163.1 million for the year ended June 30, 1998. The Company's long term debt consists of Credit Facility borrowings and the 10 1/8% Senior Subordinated Notes. Total debt, including the current portion, was $186.8 million at June 30, 1999 and $167.2 million for the year ended June 30, 1998. Total debt at June 30, 1999, including the unused portion of the revolver commitments was $191.4 million. As of October 13, 1999, after giving effect to the Fourth Amendment described below, total debt, excluding the Additional Credit Facility guaranteed by certain shareholders and described below, was reduced to $186.4 million.

     Credit Facility. The Credit Facility provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility and a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility (the "Revolving Credit Facility"), which facility includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company's Term Loan Facility and Revolving Credit Facility require the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, minimum EBITDA and a maximum leverage ratio. The Credit Facility also contains additional restrictions that, among other things, limit additional indebtedness, liens, sale of assets and business combinations. The Company's obligations under the Credit Facility are secured by a security interest in substantially all of the Company's assets.

     Amendments to the Credit Facility. The Company was not in compliance with certain financial covenants at June 30, 1999, including the interest coverage ratio, fixed charge coverage ratio, and the minimum EBITDA requirements of the existing Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into the Additional Credit Facility. On October 12, 1999, the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment"). The Fourth Amendment provides, among other things, for the waiver of all financial covenant ratios for the quarter ended September 30, 1999 and all fiscal quarters prior thereto, and, commencing with the fiscal quarter ending on December 31, 1999, raises the maximum leverage ratio and lowers each of (i) the minimum fixed charge coverage ratio, (ii) the interest coverage ratio and (iii) the minimum EBITDA. Additionally, the Fourth Amendment (i) adds a senior leverage ratio commencing with the fiscal quarter ending on September 30, 2000, (ii) adds a covenant prohibiting the principal amount of all loans outstanding under the existing Credit Facility from exceeding (a) $96,000,000 as of the last day of each fiscal quarter through June 30, 2000, and (b) thereafter, the lesser of (x) $96,000,000 and (y) the Company's EBITDA for the four consecutive fiscal quarters immediately preceding the date of calculation, times 3.0, and (iii) reduces the maximum amount of the "Revolving Credit Commitment" to $24.7 million. At October 13, 1999, after giving effect to the Fourth Amendment, and application of proceeds from the sale of Series D Preferred Stock, there will be outstanding $37.3 in principal amount of tranche A term loans, $34.5 in principal amount of tranche B term loans and $24.7 in principal amount of revolving credit borrowings.

     The financial covenants in the Fourth Amendment were negotiated based on the Company's projections for the next fifteen months. Although management expects to meet its projections, there can be no assurance that the Company will be able to meet its revised covenants or that it will be able to obtain waivers if the Company is not in compliance in the future. In addition, there is no assurance that future operations will generate sufficient liquidity to cover the needs of the business.

     The Fourth Amendment also includes a provision allowing (but not requiring) Westar and certain existing shareholders the right to cure certain financial covenant defaults within not more than 45 days after the end of the relevant fiscal quarter by providing additional capital to the Company. Pursuant to this provision, any such timely capital investment will be deemed under such financial covenants to increase on a dollar-for-dollar basis the EBITDA (and related definitions) of the Company as of the last day of such fiscal quarter and, to the extent that the proceeds thereof are used to repay Credit Facility loans, to reduce total debt and senior debt for purposes of such financial covenants. There is no commitment or obligation on the part of Westar, TDL or any other shareholder to provide additional capital to the Company.

     The Additional Credit Facility. The Additional Credit Facility is a senior revolving credit facility which the Company entered into on August 12, 1999. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. Amounts outstanding under the Additional Credit Facility are secured by liens in certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased to $15.0 million. On October 13, 1999, $10.0 million was outstanding under the Additional Credit Facility. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.

     In order to induce the Additional Lender to provide the Additional Credit Facility, Westar LP and Westar LLC (together, the "Westar Funds") have entered into a Continuing Guaranty dated as of August 12, 1999 (the "Guaranty") and a Pledge Agreement dated as of August 12, 1999 (the "Pledge Agreement") pursuant to which, from time to time in their discretion, the Westar Funds may guaranty loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital LLC has pledged $5 million to secure its obligations under the Guaranty. In addition, Twelve D Limited, a limited partnership controlled by Benjamin L Doskocil, Sr. ("TDL"), has entered into a Reimbursement Agreement dated as of August 12, 1999 (the "Reimbursement Agreement") with the Westar Funds pursuant to which TDL has agreed to reimburse the Westar Funds for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

     In connection with certain amendments to the Additional Credit Facility on October 12, 1999, the Guaranty and Reimbursement Agreement was increased to $15.0 million and was extended to September 30, 2000 and the Pledge Agreement was revised to, among other things, require Westar LLC to pledge additional collateral to the Additional Lender in the event that loans under the Additional Credit Facility exceed $10.0 million.

     In order to induce the Westar Funds to continue the Guaranty and the Pledge Agreement and, in the case of TDL, to continue its obligations under the Reimbursement Agreement, the Company issued to Westar LP and an affiliate and TDL (the "Investor"), who directly or indirectly through the Reimbursement Agreement guaranteed the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company (the "Guaranty Warrants"). The Guaranty Warrants were issued to each such Investor ratably based on the amount of such Investor's liability under the Guaranty and Reimbursement Agreement, exercisable at an initial exercise price of $.01 per share. Of the Guaranty Warrants, 4.1 million, are exercisable immediately, and 10.0 million are only exercisable in the event of, and in proportion to, payments made by such Investor under the Guaranty.

     Sale of Series D Preferred Stock and Related Warrants. In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current stockholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock") in an aggregate amount of $5.0 million, along with related warrants to acquire
1.0 million shares of common stock of the Company (the "Related Warrants"). Proceeds from the sale of Series D Preferred Stock was applied against the Credit Facility. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy, liquidation, dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable at any time at an initial price equal to $.01 per share.

     Subordinated Notes. The Subordinated Notes are issued under the Indenture dated as of September 19, 1997 and are senior, subordinated, unsecured general obligations of the Company in the aggregate principal amount of $85.0 million. The Subordinated Notes mature on September 15, 2007 and pay interest at the rate of 10 1/8% per year, payable semi-annually on March 15 and September 15 of each year. The Notes are redeemable under certain circumstances provided in the Indenture and contain certain covenants and restrictions also provided in the Indenture.

     The Company's primary sources of liquidity are cash flow from operations and borrowings under the $27.5 million Revolving Credit Facility, sale of preferred stock and the Additional Credit Facility. At June 30, 1999, $22.9 million was outstanding under the Revolving Credit Facility and financing available under the Revolving Credit Facility was approximately $25.4 million based on a formula of eligible accounts receivable and inventory. The Company intends to use cash flow from operations and borrowings under the Revolving Credit Facility and the Additional Credit Facility to meet seasonal fluctuations in working capital requirements primarily driven by changes in inventory, accounts receivable and trade payables. Working capital needs typically reach their peak in the period from May through September.

     The Company believes cash provided by operations and available under existing and additional Credit Facilities will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

     Net cash provided from operating activities was a negative $6.4 million for the twelve months ended June 30, 1999, compared with a positive $14.6 million and $16.8 million for the twelve months ended June 30, 1998 and December 28, 1996, respectively. The decrease in 1999 was primarily due to increased interest payments based on the increased debt balance of the Company, higher working capital and lower operating income. The decrease in 1998 was primarily due to increased interest payments based on increased debt balance of Company, which was partially offset by decreased working capital.

     Capital expenditures were $15.0 million for the year ended June 30, 1999 compared with $11.5 million and $4.1 million in June 30, 1998 and December 28, 1996, respectively. Expenditures in fiscal year 1999 include amounts for improvements to, and upgrades of, existing facilities, information system upgrades and molds for new products.

     Capital expenditures for fiscal 2000 are expected to be approximately $10.0 million related to upgraded machinery, tooling and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facilities and the Additional Revolving Credit Facility. The capital requirements for fiscal 2000 will be partially offset by cash proceeds from the sale of the Indianapolis facility.

     Cash from disposal of assets was $0.8 million for the year ended June 30, 1999 compared to $2.8 million in 1998. Proceeds in fiscal 1999 include $0.8 million received from the sale of certain sporting goods assets. Proceeds in fiscal 1998 include $0.8 million related to the sale of equipment related to the resin furniture business and $2.5 million received from the sale of Dogloo equipment after the merger. Proceeds in 1996 primarily reflected proceeds related to sale leaseback transactions for equipment. In August 1999, the Company sold its Indianapolis facility for $3.6 million in net proceeds.

YEAR 2000

     In the next three months, most large companies will face a potentially serious information systems problem because many applications and operating software programs written in the past may not properly recognize calendar dates beginning in the year 2000. This problem could force information systems to either shut down or provide incorrect data or information. The Company began the process of identifying the necessary changes to its computer applications and operating software programs as well as assessing the progress of its significant vendors in their remediation efforts in 1997. The discussion below details the Company's efforts to ensure Year 2000 compliance.

     State of Readiness. In 1997, the Company began a project to upgrade virtually all of its computer systems, including changes to address the Year 2000 problem. The systems upgrade program covered a wide array of computing applications, including financial, manufacturing and distribution systems, as well as ancillary systems such as factory control, electronic data interchange, e-mail, and computer hardware. To date, the Company has replaced all aspects of its information systems infrastructure, including computer room facilities such as air conditioning and alarm systems, communications network facilities (including data switches and telephone switches), desktop computers and servers, ancillary business systems and the computerized process of scheduling systems for production equipment. The Company is still in the process of completing a comprehensive review of possible Year 2000 impacts on production and operational support areas of the Company. To date, this review of all non-information technology systems and equipment has revealed no material non-compliance problems. All major molding equipment and control systems have no compliance issues or their control system is not dependent on a microprocessor. The continuing investigation is now focused on support equipment. The Company expects to complete this review and have any necessary conversion plans completed by November 1, 1999.

     In October 1998, the Company attempted to implement a new manufacturing, distribution and financial hardware and software system to replace the Company's financial and enterprise resource planning systems, which are not Year 2000 compliant. This attempted implementation encountered complications and the decision was made to pursue other alternatives. In July 1999 the Company commenced the implementation of Oracle financial, manufacturing and distribution modules, which are Year 2000 compliant. The Company has experienced some difficulty with this new system and has found it necessary to have the standard set up modified to address Company's specific needs. The Company expects that its new system with planned modifications will adequately serve its needs. The Company expects, however, to incur additional expenses to implement the planned modifications to that system and, until the modifications are completed, may continue to experience operational and customer order fulfillment difficulties. In addition, any failure of the system similar to the failure experienced in 1998 could have an adverse effect on the Company's customer relations and adversely effect the Company's financial position, results of operations and cash flow.

     All of the Company's new equipment and software is Year 2000 compliant, and the Company is obtaining certifications from the manufacturers and suppliers of such software and equipment. The Company has relied on a strategy of replacement rather than testing to verify that its critical systems are Year 2000 compliant.

     Nature and Level of Importance of Third Parties. The Company's accounts receivable system interfaces directly with significant third party vendors. The Company is in the process of working with third party vendors to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by December 31, 1999. The Company has completed its remediation efforts on these systems. The Company understands that these key vendors are in the process of making their payable systems Year 2000 compliant. Each vendor queried believed that its payable system would be Year 2000 compliant by the end of 1999.

     The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     Year 2000 Costs. The Company originally estimated the cost of its entire information systems upgrade, including Year 2000 compliance, to be approximately $3.6 million. Due to the complications encountered with the implementation, the Company has increased its budget for the entire project to approximately $6.0 million. Most of the costs of the Company's information systems upgrade will be capitalized and amortized over a period not to exceed five years. Over the last two years, capital expenditures for this project were approximately $4.9 million, of which $2.3 million of these costs had minimal future benefit and were charged to expense in fiscal 1999 as the result of the failed system conversion. The remaining project costs will be financed through the cash flow from operations and the Revolving Credit Facilities.

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

     Business operations depend largely upon daily interaction with numerous third parties over which the Company exercises no control. The Company believes third party compliance is its greatest risk in term of magnitude. The situation presents a very large challenge for all businesses. Management believes the Company is acting reasonably to meet that challenge. If there are infrastructure failures such as disruptions in the supply of electricity, water or communications services, or major institutions such as the government, or banking systems are unable to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

     Contingency Plans. Based on the Company's implementation of new software on July 1, 1999, the Company fully expects to be Year 2000 compliant. The Company's contingency plan in the event it fails to complete its Year 2000 projects would be to hire outside programmers to modify and make its Legacy computer programs Year 2000 compliant. The Company will continue to monitor internal and external progress.

INFLATION

     The Company believes that the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal-use software. This is effective for fiscal years beginning after December 15, 1998. The Company is assessing the impact this statement will have on its statement of financial position and the results of its operations.

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all new derivatives as either assets or liabilities at fair value. The Company does not anticipate the effect of the adoption to have a material impact on either financial position or results of operations. The Company plans to adopt the standard effective July 1, 2000, as required.

SUMMARY COMBINED (DOSKOCIL AND DOGLOO) HISTORICAL FINANCIAL INFORMATION FOR THE TWELVE MONTHS ENDED JUNE 30, 1998 AND 1997

     The following table sets forth summary historical financial information of Doskocil and Dogloo on a combined basis for twelve month periods beginning on July 1, 1996, July 1, 1997 and actual results for fiscal 1999.

                                                        TWELVE MONTHS ENDED JUNE 30,
                                                                 (UNAUDITED)
                                                      ---------------------------------
                                                        1999        1998         1997
                                                      --------   -----------   --------
                                                               (IN THOUSANDS)
Pet products........................................  $140,022    $130,863     $126,776
Sporting goods and other............................    18,991      22,490       22,758
Furniture and custom molding........................        --         375        6,671
Outside resin sales.................................    10,919       5,370        4,478
                                                      --------    --------     --------
  Combined net sales................................   169,932     159,098      160,683
Cost of sales.......................................   121,119     105,982      110,833
                                                      --------    --------     --------
  Gross profit......................................    48,813      53,116       49,850
Selling general and administrative expenses.........    43,135      35,626       34,858
Officer and retention bonus.........................        --          --        4,052
Impairment of long-lived assets.....................     6,789          --        3,846
                                                      --------    --------     --------
  Operating Income..................................    (1,111)     17,490        7,094
Adjustments:
Depreciation, amortization and impairment(1)........    17,299      11,478       13,198
                                                      --------    --------     --------
  EBITDA(2).........................................  $ 16,188    $ 28,968     $ 20,292
                                                      ========    ========     ========

---------------

(1) 1999 includes a $0.1 million charge for write-down of inventory related to the sale of the tackle business. In 1997, excludes depreciation associated with equipment repurchased from operating leases. Also excludes goodwill amortization ($0.4 in 1998 and $1.9 million in 1997) that would have been incurred had pro forma effect been given to the Merger as of July 1, 1997 (see Note 4 to Financial Statements).

(2) The term EBITDA as used above means operating income plus depreciation, amortization and asset impairments. EBITDA should not be construed as a substitute for operating income or be considered a better indicator of liquidity than cash flow from operating activities which is determined in accordance with generally accepted accounting principles. EBITDA is included herein to provide additional information with respect to the ability to the Company to meet its future debt service, capital expenditures and working capital requirements. EBITDA is not necessarily a measure of the Company's ability to fund its cash needs. EBITDA, as adjusted, for Doskocil and Dogloo on a combined basis for the twelve months ended June 30, 1997, as presented in the Company's Offer to Exchange Prospectus dated February 23, 1998 was $29.5 million as it included, in the aggregate, $13.1 million of additional adjustments consisting of the following amounts: (i) $4.1 million representing an officer's bonus paid to one of Doskocil former owners, the majority of which was intended to compensate the owner for personal tax liability associated with taxable income arising from Doskocil's Subchapter S earnings and a one-time retention bonus provided to Doskocil employees in connection with the recapitalization of Doskocil in July 1997 (the "Recapitalization"); (ii) $2.5 million representing the income and depreciation effect of equipment repurchases from operating lessors for $18.7 million as part of the Recapitalization (adjustments reflect this transaction as if it has been affected at the beginning of the period by adding back operating lease payments made and these payments have been allocated between income and depreciation, as if the assets had been owned by Doskocil and depreciated); (iii) $0.2 million representing management and other fees paid to Westar ($0.7 million of management and other fees were paid to Westar during the twelve months ended June 30, 1998); (iv) $0.1 million representing settlement costs related to the cessation of employment of an executive; and (v) $2.3 million representing non-cash write-offs reflecting adjustment recorded primarily to increase reserves for inventory and workers' compensation liabilities. No calculation of an adjusted EBITDA figure for the twelve month periods ended June 30, 1999 and 1998 have been made.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO COMBINED JUNE 30, 1998

     Net Sales increased from $159.1 million for the twelve months ended June 30, 1998 to $169.9 million for the twelve months ended June 30, 1999, an increase of 6.8% This increase was due to an increase in outside resin sales and pet products, partially offset by lower sporting goods sales. Sporting goods sales were lower due to the loss of two customers and management's decision in the third quarter to discontinue certain non-core product lines.

     Gross Profit declined from $53.1 million for the twelve months ended June 30, 1998 to $48.8 million for the same period ended June 30, 1999, a decrease of $4.3 million or 8.1%. Gross profit as a percent of net sales declined from 33.4% for the twelve months ended June 30, 1998 to 28.7% for the same period of this year. Gross margins declined even with lower resin costs. The lower margin is due to three key areas. Low manufacturing throughput and inefficiency forced the Company to go to outside molders to meet customer demand and increased costs above historical levels. Difficulty in forecasting demand and planning production also increased the need to use outside molders and maintain high inventory levels. Secondly, systems and management problems related to shipping increased costs to deliver products on a timely basis. Lastly, there were significant additional costs incurred in the second and third fiscal quarters related to a failed system conversion.

     Selling, general and administrative expenses increased from $35.6 million in fiscal 1998 to $43.1 million in fiscal year 1999. This increase is primarily related to higher advertising and rebate programs and increased bad debt expenses.

     Impairment of long-lived assets in fiscal 1999 was $6.8 million. This includes a $1.3 million charge due to the decision to divest the Company of certain non-core business assets, a $2.3 million charge due to a failed system conversion and management's assessment that the related implementation costs have minimal future benefit and a $3.2 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill.

     Operating income for fiscal 1999 decreased $18.6 million from fiscal 1998 primarily due to the factors discussed above.

     EBITDA was $16.2 million for the twelve months ended June 30, 1999 compared to $29.0 million in the same period of last year. EBITDA was negatively affected by the factors discussed above.

COMBINED FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO COMBINED JUNE 30, 1997

     Net Sales decreased from $160.7 million for the twelve months ended June 30, 1997 to $159.1 million for the twelve months ended June 30, 1998, a decrease of 1.0%. This decrease was due principally to the Company's decision to exit the furniture and custom molding businesses. Sporting goods sales remained flat from year to year while the Company's core business, pet product sales, increased by $4.1 million or 3.2%.

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

     EBITDA was $29.0 million for the twelve months ended June 30, 1998 as compared to $20.3 million for the twelve months ended June 30, 1997, an increase of 42.8%. This increase was due to savings resulting from the Merger achieved in 1998 as well as the exclusion of the 1997 non-recurring expenses for certain bonuses, write down of equipment and inventories and other expenses associated with the recapitalization and Merger. These savings were somewhat offset by higher freight and operating costs in the last half of fiscal 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates and London interbank offered rates ("LIBOR"). In this regard, changes in these interest rates affect the interest paid on the Company's debt.

     The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.

                           INTEREST RATE SENSITIVITY
             PRINCIPAL AMOUNT BY EXPECTED MATURITY AT JUNE 30, 1999
                             AVERAGE INTEREST RATES

                                                                                                   ESTIMATED
                                            FISCAL YEAR                                            FAIR VALUE
                           ---------------------------------------------                            JUNE 30,
                            2000     2001     2002      2003      2004     THEREAFTER    TOTAL        1999
                           ------   ------   -------   -------   -------   ----------   --------   ----------
                                                             (IN THOUSANDS)
Long-term debt and
  capital leases,
  including current
  portion:
    Fixed rate...........  $  139   $  156   $   164   $   161   $   181    $85,000     $ 85,801    $ 44,151
    Average interest
      rate...............    10.1%    10.1%     10.1%     10.1%     10.1%      10.1%

    Variable rate........  $8,375   $9,375   $10,875   $11,375   $52,181    $ 8,813     $100,994    $100,994
    Average interest
      rate...............     8.7%     8.7%      8.7%      8.8%      9.0%       9.0%

     All of the Company's debt is U.S. dollar denominated and therefore, the Company does not have any exposure to foreign currency denominated debt.

ITEM 8. FINANCIAL STATEMENTS

     Financial Statements, including the index thereto, are presented starting on page F-1.

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

NAME                                     AGE                  POSITION
----                                     ---                  --------
Larry E. Rembold.......................  58    President and Chief Executive Officer,
                                                 Director
Michael J. Farmer......................  38    Executive Vice President of Sales &
                                                 Marketing
John J. Casey..........................  51    Chief Financial Officer
Richard E. Allen.......................  55    Vice President of New Product
                                                 Development
Janet A. Dudsak........................  52    Vice President of Human Resources
C. Raymond Thomas......................  52    Vice President of Information Systems
George L. Argyros......................  62    Director
John W. Clark..........................  54    Director
Charles D. Martin......................  62    Director
Benjamin L. Doskocil, Sr. .............  61    Director
Michael P. Hoopis......................  48    Director

     Larry E. Rembold was appointed President and Chief Executive Officer on July 19, 1999. Mr. Rembold previously served as the Company's Interim President and Chief Executive Officer from July 1997 to October 1997 and has served on the Company's board since July 1997. From March 1996 to June 1997, Mr. Rembold worked on several consulting engagements for companies with an emphasis on lender relations and acquisition evaluations. Mr. Rembold was a consultant to Enterprise in its due diligence review of Doskocil prior to the Recapitalization (see Notes to Financial Statements -- Note 3), and from May to June of 1998, worked with the Company in a consulting capacity. From April 1989 to March 1996, Mr. Rembold served as President and Chief Executive Officer of Dolco Packaging Corporation ("Dolco"), a plastics company whose shares were traded publicly until March 1996, at which time Dolco was sold and taken private.

     Michael J. Farmer has served as the Company's Executive Vice President of Sales and Marketing since consummation of the Merger, prior to which he had served as Executive Vice President and General Manager of Dogloo since May 1997. From April 1994 to May 1997, Mr. Farmer served as Vice President, Sales and Marketing, of Dogloo. Mr. Farmer has 15 years of experience in the durable consumer products business. From 1989 to 1994, Mr. Farmer served as Director of Marketing and New Product Development of the Coleman Company. From 1983 to 1989, Mr. Farmer served in several positions including Director of Engineering and Materials Management, Factory Operations Manger and Industrial Engineering Manager of the Coleman Company. Mr. Farmer earned his MBA in Marketing and Management from Wichita State University.

     John J. Casey joined the Company as Chief Financial Officer in September 1998. Mr. Casey has more than 25 years experience, mostly working for companies in manufacturing and marketing branded consumer products. Recently he served as Chief Financial Officer for Brierley & Partners in Dallas, Texas from 1997 through June 1998 and for Pioneer Flour Mills in San Antonio, Texas from 1988 through 1996. Mr. Casey's early experience includes various assignments with PepsiCo International and Baxter Travenol. Mr. Casey earned his MBA in Finance from Harvard Business School.

     Richard E. (Dick) Allen joined Doskocil in July 1998 as Senior Vice President, Product Development & Engineering. Immediately prior to joining Doskocil, Mr. Allen was with Rubbermaid, Inc., for 12 years. Most recently he was Vice President, Product Development for The Little Tykes Company, a division of

Rubbermaid, Inc. Prior to that he was Vice President of Engineering and Product Development for Rubbermaid Housewares for 11 years. Mr. Allen also owned his own business, Mold Masters Systems, specializing in the design and fabrication of mold components for manufacturers of molded plastic products.

     C. Raymond (Ray) Thomas has served as the Company's Vice President of Information Systems since consummation of the Merger, prior to which he had managed Doskocil's information systems since July 1996. From 1990 to 1996, Mr. Thomas worked as an independent systems consultant. Mr. Thomas has 28 years experience in information systems management.

     Janet A. Dudsak joined the Company as Vice President, Human Resources in January 1998. Ms. Dudsak has more than 16 years of experience in administration and human resource management. From 1996 to 1998, Ms. Dudsak was Division Human Resource Manager for The Little Tikes Company, a division of Rubbermaid, Inc. From 1994 to 1996, she held the position of Vice President, Human Resources for Rubbermaid Healthcare Products. From 1990 to 1994, Ms. Dudsak was Corporate Manager, Human Resource Systems and Administration for Rubbermaid, Inc. From 1982 through 1990, she held several corporate staff positions in training and development at Rubbermaid. Prior to joining Rubbermaid, Ms. Dudsak was Director, Office Operations for The Sherwin-Williams Company, Consumer Products division.

     Benjamin L. Doskocil, Sr. has served as a director of the Company since consummation of the Merger. Mr. Doskocil founded Doskocil in the early 1960's and served as Doskocil's President and Chief Executive Officer from its formation until the recapitalization of Doskocil in July 1997 (the "Recapitalization"). Pursuant to the Stockholders' Agreement (as defined below), Benjamin L. Doskocil, Sr., or his son, Edward J. Doskocil, have the right to a board seat so long as Benjamin L. Doskocil, Sr. and his spouse own at least fifty percent (50%) of the Company's Common Stock that was owned by them immediately following consummation of the Recapitalization.

     George L. Argyros has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since September 1995. Mr. Argyros has been a General Partner of Westar since its formation in 1987. Mr. Argyros has also served as Chairman and Chief Executive Officer of Arnel & Affiliates, a West Coast diversified investment company, since 1968. Mr. Argyros is a member of the board of directors for Rockwell International Corporation, First American Financial Corporation, the Newhall Land and Farming Company, DST Systems, Inc. and selected companies within the Westar portfolio. Mr. Argyros was the 1993 recipient of the Horatio Alger Award of Distinguished Americans and currently serves as Chairman of the Washington, D.C. based Horatio Alger Association. Mr. Argyros formerly was a co-owner of AirCal and owner of the Seattle Mariners Baseball Club of the American League.

     John W. Clark has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since September 1995. Mr. Clark has been a General Partner of Westar since 1995. From 1990 to May 1995, Mr. Clark was a private investor. Prior to 1990, Mr. Clark was President of Valentec International Corporation, a producer of metal and electronic components for military and commercial products. Mr. Clark is a director of Amerigon, Inc. and serves on the boards of selected companies within the Westar portfolio. Earlier in his career, Mr. Clark was founder and Managing Partner of a CPA practice which grew substantially before merging into Ernst & Young's predecessor firm, where he served as the office's Managing Partner.

     Charles D. Martin has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Doskocil since the Recapitalization in July 1997. Mr. Martin served as a director of Dogloo from September 1995 to April 1997. Mr. Martin has been a General Partner of Westar since its formation in 1987. Mr. Martin has served on the board of directors of 38 private and public companies.

     Michael P. Hoopis has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since December 1994. Starting in September 1998, Mr. Hoopis has been President and Chief Executive Officer of the consumer products segment of Allegheny Teledyne, Inc. From July 1996, Mr. Hoopis served as President of Worldwide Household Products, Black & Decker

Corporation. From May 1992 to July 1996, Mr. Hoopis served as President of Price Pfister, Inc., a division of Black & Decker Corporation.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's Board of Directors has a Compensation Committee and an Audit Committee. The members of both the Compensation Committee and the Audit Committee are Messrs. Clark and Hoopis.

     The Compensation Committee is responsible for policies, procedures and other matters relating to employee benefits and compensation plans. The Compensation committee is also responsible for administering and making awards under the stock based compensation plans.

     The Audit Committee is responsible for policies, procedures and other matters relating to accounting, internal financial controls and financial reporting, including the engagement of independent auditors. The Audit Committee reviews with the auditors their report on the financial statements following completion of each such audit.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended June 1999 and 1998, the compensation paid or accrued by the Company to those persons who (i) served as Chief Executive Officer and (ii) the other four most highly compensated executive officers, "Named Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                         ANNUAL COMPENSATION                   COMPENSATION
                                          -------------------------------------------------     SECURITIES
NAME AND                                  12 MONTHS                          OTHER ANNUAL       UNDERLYING
PRINCIPAL POSITION(1)                       ENDED      SALARY    BONUS(4)   COMPENSATION(2)   OPTIONS/SARS(3)
---------------------                     ---------   --------   --------   ---------------   ---------------
Gary E. Kleinjan.........................  6/30/98    $182,789         --      $109,316           93,500
  President and Chief Executive Officer    6/30/99    $291,250   $110,000      $ 56,213               --
Michael J. Farmer........................  6/30/98    $132,461   $100,000      $195,038           45,000
  Executive Vice President,                6/30/99    $179,889   $138,475            --               --
  Sales & Marketing
Richard E. Allen.........................  6/30/99    $171,634   $ 20,000      $104,631           30,000
  Senior Vice President, Research and
  Development
John J. Casey............................  6/30/99    $141,923   $     --      $  7,781           22,500
  Chief Financial Officer
Anthony M. Orsini........................  6/30/99    $107,115   $ 20,000      $ 67,159           22,500
  Senior Vice President, Operations

---------------

(1) Mr. Kleinjan left the Company in July 1999. Mr. Allen joined the Company in July 1998. Mr. Casey joined the Company in September 1998. Mr. Orsini joined the Company in November 1998 and has announced his resignation from the Company effective October 1999. Accordingly, the compensation of each Company named executive presented for the last fiscal year includes only the amounts paid by the Company to each executive during such period. The annualized compensation of Mr. Allen, Mr. Casey and Mr. Orsini were $175,000, $180,000 and $150,000, respectively, during the past fiscal year.

(2) Consists solely of moving expenses plus reimbursement of federal taxes and other adjustments in connection with the certain of the named executives' move to Dallas, Texas area.

(3) These represent shares underlying options to purchase common stock. See the following table for more detailed information on such options.

(4) Bonuses paid to Mr. Orsini and Mr. Allen represent signing bonuses.

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

     Employment Agreements. Larry E. Rembold is a party to an agreement with the Company pursuant to which he is currently serving as the President and Chief Executive Officer of the Company. Pursuant to this agreement, Mr. Rembold receives a monthly base salary of $25,000, plus an annual bonus targeted at sixty percent (60%) of his annual base salary if the Company meets certain performance targets for fiscal 2000. Additionally, Mr. Rembold receives certain perquisites under this agreement, including but not limited to the use of an automobile and temporary housing and travel reimbursements pending his relocation to the Dallas, Texas metropolitan area.

     Mr. Michael J. Farmer is party to an employment agreement, pursuant to which Mr. Farmer serves as Executive Vice President of Sales and Marketing of the Company. Pursuant to this agreement, Mr. Farmer receives an annual base salary of approximately $179,000, plus an annual bonus if he meets certain performance targets agreed to by him and the Company at the start of each year. In the event Mr. Farmer's employment is terminated other than for cause, Mr. Farmer will receive severance pay equal to his annual base salary plus the greater of (a) his last annual bonus, or (b) the performance bonus payable during the fiscal year of termination.

     Option Plan. In connection with the Merger, the Company adopted a stock option plan (the "Option Plan"), which provides for the grant to employees from time to time of non-qualified stock options and incentive stock options pursuant to Section 422 of the IRC to purchase up to an aggregate of 625,000 shares of the Company stock. The Company granted "base" options to certain employees following the Merger at an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock. Additionally, all Dogloo employees who held options to purchase shares of Dogloo Common Stock ("Dogloo Options") and who continued with the Company after the Merger had their Dogloo Options assumed by the Company and converted into options to purchase shares of the Company Common Stock. All "base" options to purchase shares of the Company Common Stock, including those Dogloo Options assumed by the Company in the Merger, will become exercisable at the rate of twenty percent (20%) per year on the first through the fifth anniversaries of the date of grant. The Option Plan also provides for the acceleration of the exercisability of 50 percent of the previously unvested portion of the options, unless the Company's Board of Directors determines that such options should not be accelerated or provides for a greater percentage to be accelerated, upon the occurrence of certain corporate events involving the dissolution or liquidation of the Company, merger or consolidation where less than 50% of the outstanding voting securities of the surviving entity are owned by former shareholders of the Company, or the sale of substantially all of the Company's business or assets. All option holders who exercise such options will be required to execute and thereby become a party to the Second Securityholders Agreement (see "Stockholder Agreements") and become subject to certain of the rights and restrictions of that agreement.

     In addition to the "base" options described above, the Company granted additional "performance" stock options to certain employees of the Company following the Merger. These options have an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock, and vest on the sixth anniversary of the grant date.

                     OPTION GRANTS IN LAST FISCAL YEAR (A)

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                         % OF TOTAL                                ANNUAL RATE
                                                          OPTIONS                                   OF STOCK
                                          SECURITIES     GRANTED TO                            PRICE APPRECIATION
                                          UNDERLYING     EMPLOYEES    EXERCISE                 FOR OPTION TERM(B)
                                            STOCK        IN FISCAL     PRICE     EXPIRATION   ---------------------
   NAME AND PRINCIPAL POSITION     YEAR    OPTIONS          YEAR        $/SH        DATE        5%($)      10%($)
   ---------------------------     ----   ----------     ----------   --------   ----------   ---------   ---------
John J. Casey....................  1999     15,000(c)                  15.03      09/14/08
  Chief Financial Officer                    7,500(d)                  15.03      09/14/08
                                            ------
         Total...................           22,500          18.4%                              212,676     538,964
Anthony M. Orsini................  1999     15,000(c)                  15.03      11/10/08
  Senior Vice President,                     7,500(d)                  15.03      11/10/08
  Operations                                 7,500(e)(f)               15.03      11/10/08
                                            ------
         Total...................           22,500          18.4%                              212,676     538,964
Richard E. Allen.................  1999     10,000(c)                  15.03      07/01/08
  Vice President, Research &                10,000(d)                  15.03      07/01/08
  Development                               10,000(e)                  15.03      07/01/08
                                            ------
         Total...................           30,000          24.5%                              283,569     718,618

---------------

(a) No information is presented concerning SAR's because none have been granted by the Company.

(b) Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise, and is calculated assuming the fair market value on the date of the grant appreciates at the indicated annual rate (set by the SEC), compounded annually, for the term of the option. The 5% and 10% rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future increases in the value or price of the Common Stock.

(c) Consists of "base" Incentive Stock Options granted in the last fiscal year which become exercisable at the rate of 20% per year starting on the one year anniversary of the grant date and continuing to vest at an annual rate of 20% per year on the following four anniversaries of the grant date.

(d) Consists of "performance" Incentive Stock Options granted in the last fiscal year, which become 100% exercisable on the sixth anniversary of the grant date. The options contain a provision that would have accelerated the exercisability of the options if the Company had achieved an EBITDA of $36.0 million or more for fiscal 1999.

(e) Consists of special "performance" Incentive Stock Options granted in the last fiscal year which become 100% exercisable on the sixth year anniversary of the grant date, subject to immediate vesting if specific performance measurements are achieved.

(f) The performance objectives established for Mr. Orsini were achieved and 7,500 options were fully vested on June 30, 1999.

     Stockholders' Agreements. The following agreements regulate the relationship among the Company's shareholders: (1) a Stockholders' Agreement dated as of July 1, 1997, by and among Benjamin L. Doskocil, Sr., Mary Frances Doskocil (collectively, the "Doskocils"), Enterprise and the Company (the "Stockholders' Agreement"); (2) a First Amendment to Stockholders' Agreement, dated as of September 19, 1997, by and among Enterprise, Westar, HBI, the Doskocils and the Company (the "First Amendment"); and (3) an Amended and Restated Securityholders Agreement, date as of September 19, 1997, by and among Enterprise, Westar, HBI, the Company and certain other security holders other than the Doskocils (the "Second Securityholders Agreement").

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

     The First Amendment added Westar LP, Westar LLC and HBI as signatories to the Stockholders' Agreement. The First Amendment also reconciles certain provision of the Stockholders' Agreement with the Second Securityholders Agreement to provide for the Doskocils, Enterprise, Westar and HBI to share in certain rights and restrictions of their stock ownership with all other securityholders on a pro rata basis. Accordingly, pursuant to the First Amendment, the Doskocils agree that the pro rata sharing provisions of their tag-along rights and registration rights will be governed by the Second Securityholders Agreement, rather than the Stockholders' Agreement, in order to provide for the Doskocils to share in all rights and restrictions of such provisions with all other Company security holders. Similarly, pursuant to the First Amendment, Westar LP, Westar LLC and HBI became parties to the Stockholders' Agreement and agree that their preemptive rights and rights of first offer will be governed by the Second Securityholders Agreement, rather than the Stockholders' Agreement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of August 31, 1999 by (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment beneficially owned by them, subject to community property laws where applicable, and are located at the Company's principal offices at 4209 Barnett Boulevard, Arlington, Texas 76017. The table set forth below does not give effect to warrants issued to certain shareholders in connection with the sale of Series D Preferred Stock in October 1999 and the guaranty of the Company's Additional Credit Facility.

                                                              SHARES BENEFICIALLY OWNED
                                                                AFTER THE TRANSACTIONS
                                                              --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS                           NUMBER       PERCENT(1)
-------------------------------------                         -----------   ------------
Westar Capital II, LLC,(2)..................................     434,333        13.8%
  a Delaware limited liability company
  Attn: John W. Clark
  949 South Coast Drive, Suite 650
  Costa Mesa, California 92626
Westar Capital, L.P.,(3)....................................     161,208         5.1%
  a California limited partnership
  Attn: John W. Clark
  949 South Coast Drive, Suite 650
  Costa Mesa, California 92626
HBI Financial Inc.,(4)......................................   1,578,443        50.0%
  a Washington corporation
  Attn: Irwin Trigger
  Boggle & Gates
  601 Union Street, Suite 4700
  Seattle, Washington 98101
Enterprise Partners III, L.P.,(5)...........................     322,347        10.2%
  a Delaware limited Partnership
  Attn: Charles D. Martin
  5000 Birch Street, Suite 6200
  Newport Beach, California 92660
Enterprise Partners IV, L.P.(4)(6)..........................     177,666         5.6%
  a Delaware limited Partnership
  Attn: Charles D. Martin
  5000 Birch Street, Suite 6200
  Newport Beach, California 92660
George L. Argyros(7)........................................   2,173,984        68.9%
Benjamin L. Doskocil, Sr.(8)................................     332,755        10.5%
John W. Clark(9)............................................     595,541        18.9%
Charles D. Martin(10).......................................     595,541        18.9%
Larry E. Rembold(11)........................................      54,000         1.7%
Michael P. Hoopis(12).......................................       4,000             *
Michael J. Farmer(13).......................................      25,747           *
Richard Allen(14)...........................................       6,000           *
John Casey(15)..............................................       3,000           *
C. Raymond Thomas(16).......................................       3,000           *
Janet A. Dudsak(17).........................................       2,000           *
                                                               ---------        ----
All directors and executive officers as a group (11
  persons)(7)(8)(9)(10)(11)(12)(13)(14)(15)(16)(17).........   2,604,486        81.6%

---------------

  *  Less than 1%

 (1) Percentage of ownership is based on 3,154,644 shares of Common Stock outstanding as of August 31, 1999. The number of shares of Common Stock beneficially owned and calculation of percentage ownership, in each case, takes into account those shares underlying stock options that are exercisable within 60 days after August 31, 1999 (excluding warrants issued to certain shareholders in connection with the sale of Series D Preferred Stock in October 1999 and the guaranty of the Company's Additional Credit Facility).

 (2) Shares held of record by Westar Capital II, LLC, a Delaware limited liability company ("Westar LLC"). The members of Westar LLC are George L. Argyros, Sr., and Westar Capital Associates II, LLC, a Delaware limited liability company ("WCALLC"). The members of WCALLC are, among others, Mr. Argyros, John W. Clark and Charles D. Martin. Messrs. Argyros, Clark and Martin may be deemed to have shared voting or dispositive power with respect to the shares held by Westar LLC. Messrs. Argyros, Clark and Martin disclaim beneficial ownership of shares held by Westar LLC except to the extent of their interests described above.

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

 (4) Shares held of record by HBI Financial, Inc., a Washington Corporation ("HBI"), of which Mr. Argyros is the sole shareholder.

 (5) Shares held of record by Enterprise Partners III, L.P., a Delaware limited partnership ("EPIII"). The sole general partner of EPIII is Enterprise Management Partners III, L.P., a Delaware limited partnership ("EMPIII"). Shares exclude: (i) 28,033 shares of Company Common Stock held by Enterprise Partners IV Associates, a Delaware limited partnership ("EPIVA") (approximately 0.9%) of which EMPIII is the sole general partner; (ii) 177,666 shares of Company Common Stock held by Enterprise Partners IV, L.P. a Delaware limited partnership ("EPIV") (approximately 5.7%) of which Enterprise Management Partners IV, L.P., a Delaware limited partnership ("EMPIV"), is the sole general partner; and (iii) 15,449 shares of Company Common Stock held by Enterprise Partners IV, L.P. a Delaware limited partnership ("EPIV") (approximately 0.5%) of which EMPIV is the sole general partner.

 (6) Shares held of record by EPIV (as defined above). The sole general partner of EPIV is EMPIV. Shares exclude: (i) 322,347 shares of Company Common Stock held by EPIII (approximately 10.4%) of which EMPIII is the sole general partner; (ii) 28,033 shares of Company Common Stock held by EPIIIA (approximately 0.9%) of which EMPIII is the sole general partner; and (iii) 15,449 shares of Doskocil Common Stock held by EPIVA (approximately 0.5%) of which EMPIV is the sole general partner.

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

(10) Consists of 434,333 shares of Common Stock held by Westar LLC of which WCALLC is a member, 161,208 shares held by Westar LP of which WCALP is the sole general partner. Mr. Martin disclaims beneficial ownership of the shares held by Westar LP except to the extent of his interests described above.

(11) Includes 4,000 shares of Common Stock issuable pursuant to options held by Mr. Rembold exercisable within 60 days of August 31, 1999. Mr. Rembold also holds 50,000 shares of Common Stock pursuant to a Stock Purchase Agreement, dated as of July 24, 1999 which contains certain vesting and redemption provisions.

(12) Consists of 4,000 shares of Common Stock issuable to Mr. Hoopis pursuant to options exercisable within 60 days of August 31, 1999.

(13) Includes approximately 19,747 shares of Common Stock issuable pursuant to options held by Mr. Farmer exercisable with 60 days of August 31, 1999.

(14) Includes approximately 2,000 shares of Common Stock issuable pursuant to options held by Mr. Allen exercisable within 60 days of August 31, 1999.

(15) Consists of 3,000 shares of Common Stock issuable pursuant to options held by Mr. Casey exercisable within 60 days of August 31, 1999.

(16) Consists of 3,000 shares of Common Stock issuable pursuant to options held by Mr. Thomas exercisable within 60 days of August 31, 1999.

(17) Includes approximately 1,000 shares of Common Stock issuable pursuant to options held by Ms. Dudsak exercisable within 60 days of August 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 1, 1997, as part of the recapitalization ("Recapitalization") (see "Notes to Financial Statements -- Note 3"), Doskocil purchased 5,666,145 shares of Doskocil Common Stock from Mr. Benjamin L. Doskocil, Sr., and his spouse, Doskocil's sole shareholders at the time, for approximately $87.4 million.

     In connection with the Recapitalization, Doskocil entered into twelve long-term real property lease agreements with Mr. Doskocil and/or entities owned by him (the "Lessors") pursuant to which the Company leases substantially all of its Arlington, Texas facilities. The total payments to the Lessors by the Company under the current lease agreements is approximately $278,000 per month. In July 2002, the base rent for each of these leases is scheduled to increase by ten percent (10%). Each of the leases has an initial ten-year term, which may be renewed by the Company (subject to certain conditions) for up to an additional 15 years. The base rent for the renewal terms is the greater of (i) the fair market value, or (ii) one hundred and ten percent (110%) of the existing base rent, but in no event greater than one hundred and twenty-five percent (125%) of the then existing base rent. Certain of the leases grant to the Company the option to elect to purchase all of Lessors' interest in the Arlington facilities, including without limitation, the buildings, parking lots, fixtures and improvements constructed on the land, and all of Lessors' equipment, machinery, furniture, used in connection with the operation of such property. In connection with such leases, the Company may also elect to purchase any or all vacant or undeveloped land that is contiguous to such property. Additionally, the Company currently leases a warehouse from Mr. Doskocil on a month-to-month basis for $85,000 per month.

     Pursuant to the terms of the Second Securityholders Agreement, Westar is permitted to charge the Company a monthly advisory fee of $50,000. This fee may be modified from time to time by the Company's board of directors. During fiscal 1999 and 1998, the Company incurred $0.6 million and $0.6 million in management fees to Westar, respectively.

     Concurrent with the Merger, the Company used proceeds from the Subordinated Notes and the Credit Facility to pay accrued dividends on shares of Doskocil Preferred Stock and to redeem certain shares of Doskocil Common Stock and Doskocil Preferred Stock.

     In connection with and as a condition of, the Fourth Amendment to the Credit Facility, the Company sold shares of Series D Preferred Stock to HBI, Westar LLC and TDL, an entity controlled by Mr. Doskocil.

In addition, those entities received warrants to purchase shares of the Company's common stock for certain guaranties (or reimbursement arrangements related thereto) of certain Company borrowings (See Management's Discussion and Analysis of Financial Conditions and Results of Operations "Liquidity and Capital Resources").

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

B. REPORTS ON FORM 8-K

     1. Form 8-K dated July 21, 1999 reported under Item 5, "Other Events", the announcement of appointment of new President and Chief Executive Officer.

     2. Form 8-K dated September 24, 1999 reported under Item 5 "Other Events," the announcement of an Additional Credit Facility and the disposition of the Indianapolis facility.

C. EXHIBITS

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
         3.1+             Amended and Restated Articles of Incorporation of Doskocil       (a)
                          Manufacturing Corporation, Inc.
         3.2+             Bylaws of Doskocil Manufacturing Corporation, Inc.               (a)
         4.1+             Indenture, dated as of September 19, 1997, between               (a)
                          Doskocil Manufacturing Company, Inc., and First Trust
                          National Association.
        10.1+             Recapitalization Agreement, dated July 1, 1997, among            (a)
                          Enterprise Partners III, L.P., Enterprise Partners III
                          Associates, L.P., Enterprise Partners IV, L.P., Enterprise
                          Partners IV Associates, L.P., Enterprise Management
                          Partners Corporation, Enterprise Partners Texas Company,
                          LLC, Benjamin L. Doskocil, Sr., Mary Frances Doskocil, Bed
                          Rock International, Inc., Doskocil Manufacturing Company,
                          Inc. and Spectrum Polymers, Ltd.
        10.2+             Merger Agreement, dated September 19, 1997, between              (a)
                          Doskocil Manufacturing Company, Inc., and Dogloo, Inc.
        10.3+             Stock Redemption Agreement, dated as of September 19,            (a)
                          1997, among Enterprise Partners III. L.P., Enterprise
                          Partners III Associates, L.P., Enterprise Partners IV,
                          L.P., Enterprise Partners IV Associates, L.P., and
                          Enterprise Management Partners Corporation.
        10.4+             Stock Redemption and Purchase Agreement, dated August 28,        (a)
                          1997, among Aurelio F. Barreto, III, Doskocil
                          Manufacturing Company, Inc., and Westar Capital, L.P.
        10.5+             Stock Redemption Agreement, dated as of September 15,            (a)
                          1997, among Darrell R. Paxman, Doskocil Manufacturing
                          Company, Inc., and the other parties thereto.
        10.6+             Purchase Agreement, dated September 11, 1997, among              (a)
                          Doskocil Manufacturing Company, Inc., Donaldson, Lufkin &
                          Jenrette Securities Corporation and NationsBanc Capital
                          Markets, Inc.

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.7*+            Registration Rights Agreement, dated as of September 19,         (a)
                          1997, among Doskocil Manufacturing Company, Inc.,
                          Donaldson, Lufkin & Jenrette Securities Corporation and
                          NationsBanc Capital Markets, Inc.
        10.8+             Confidentiality, Non-Competition Agreement and                   (a)
                          Non-Solicitation Agreement, dated as of July 1, 1997,
                          among Benjamin L. Doskocil, Sr., Mary Frances Doskocil and
                          Doskocil Manufacturing Company, Inc.
        10.9*+            Letter/Consulting Agreement, dated as of July 1, 1997,           (a)
                          between Doskocil Manufacturing Company, Inc., and Benjamin
                          L. Doskocil, Sr.
        10.10+            Credit Agreement, dated September 19, 1997, among Doskocil       (a)
                          Manufacturing Company, Inc. and NationsBank of Texas,
                          N.A., as administrative agent for certain lenders named
                          therein.
        10.10.1+          First Amendment to Credit Agreement dated February 10,           (b)
                          1999.
        10.10.2+          Second Amendment to Credit Agreement dated May 14, 1999.         (c)
        10.10.3           Third Amendment to Credit Agreement dated August 12, 1999.
        10.10.4           Fourth Amendment to Credit Agreement dated October 12,
                          1999.
        10.11+            Commercial Industrial Lease Agreement, dated December 4,         (a)
                          1996, between Doskocil Manufacturing Company, Inc. and COL
                          MET, INC. for property located at 4301 Kathey Drive,
                          Arlington, Texas 76017.
        10.12*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4209 Barnett
                          Boulevard, Arlington, Texas 76017 and commonly referred to as Building A.
        10.13*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4300 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building B.
        10.14*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for approximately
                          24,000 square feet of Building "C" located at 4408 Barnett
                          Boulevard, Arlington, Texas 76017 and commonly referred to as Building C.
        10.15*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4401 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building D.
        10.16*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil,
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4208 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building E.

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.17*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4207 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building F.
        10.18*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4209 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building F Parking Lot.
        10.19*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Marybe Investments, Ltd., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 800 Stephens, Arlington, Texas 76017 and
                          commonly referred to as Building G.
        10.20*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4205 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building J.
        10.21*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 720 and 722 West Interstate 20, Arlington,
                          Texas and commonly referred to as the Parking Facilities.
        10.22*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the building(s) located at 600 Justice,
                          Mansfield, Texas and commonly referred to as Spectrum.
        10.23*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the
                          building(s) located at 1708 and 1712 Peyco, Arlington,
                          Texas 76017 and commonly referred to as Peyco.
        10.24+            Lease Agreement, dated January 1, 1997, between Belmont          (a)
                          Warehousing Complex, Inc., as landlord, and Dogloo, Inc.,
                          as tenant, for the property located at 212 South Belmont,
                          Indianapolis, Indiana 46241.
        10.25+            Lease, dated November 2, 1992, as amended by First               (a)
                          Amendment to Lease, dated July 29, 1996, among Dogloo,
                          Inc., Patrician Associates, Inc., and Club Drive Partners,
                          also known as Old Temescal Road Project.
        10.26*+           Form of Indemnification Agreement between Doskocil               (a)
                          Manufacturing Company, Inc., and certain of its directors
                          and/or officers.
        10.27*+           Doskocil Manufacturing Company, Inc., Stock Option Plan.         (a)
        10.28*+           Employment Agreement, dated as of November 1, 1996,              (a)
                          between Michael J. Farmer and Dogloo, Inc.

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.29*+           Stockholders' Agreement, dated as of July 1, 1997, among         (a)
                          Enterprise Partners III, L.P., Enterprise Partners III
                          Associates, L.P., Enterprise Partners IV, L.P., Enterprise
                          Partners IV Associates, L.P., Enterprise Management
                          Partners Corporation, Benjamin L. Doskocil, Sr., Mary
                          Frances Doskocil and Doskocil Manufacturing Company, Inc.
        10.30*+           First Amendment to Stockholders' Agreement, dated as of          (a)
                          September 19, 1997, among Enterprise Partners III, L.P.,
                          Enterprise Partners III Associates, L.P., Enterprise
                          Partners IV, L.P., Enterprise Partners IV Associates,
                          L.P., Enterprise Management Partners Corporation, Benjamin
                          L. Doskocil, Sr., Mary Frances Doskocil, Doskocil
                          Manufacturing Company, Inc., Westar Capital, L.P. and
                          Westar Capital II, LLC.
        10.31*+           Amended and Restated Securityholders Agreement, dated            (a)
                          September 19, 1997, among Doskocil Manufacturing Company,
                          Inc., Dogloo, Inc., Westar Capital, L.P., Westar Capital
                          II, LLC, HBI Financial Inc., Enterprise Partners III,
                          L.P., Enterprise Partners III Associates, L.P., Enterprise
                          Partners IV, L.P., Enterprise Partners IV Associates,
                          L.P., Aurelio F. Barreto III and other parties thereto.
        10.32*+           Credit Agreement, dated as of August 12, 1999, among the         (d)
                          Company, certain lenders named therein and Bank of
                          America, N.A., as administrative agent.
        10.32.1           First Amendment to Credit Agreement, dated as of October
                          12, 1999, among the Company, certain lenders named therein and Bank of America, N.A. as administrative agent.
        10.33             Pledge Agreement as of August 12, 1999 by Westar Capital
                          II, LLC in favor of Bank of America, N.A.
        10.34             Security Agreement as of August 12, 1999 between the
                          Company and Bank of America, N.A.
        27.1              Financial Data Schedule.
        99.1              Independent Auditors' Report of KPMG LLP, for the year
                          ended December 28, 1996.

---------------

Notes to Exhibits:

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

+ Indicates documents previously filed with the Securities and Exchange
  Commission as set forth in the following table:

  (a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997.

  (b) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Inc., Report on Form 10-Q for the quarter ended December 31, 1998.

  (c) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc. Report on Form 10-Q for the quarter ended March 31, 1999.

  (d) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated September 24, 1999.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Management's Report.........................................   F-2
Report of Independent Auditors..............................   F-3
Audited Financial Statements
  Statements of Operations..................................   F-4
  Balance Sheets............................................   F-5
  Statements of Shareholders' Equity(Deficit)...............   F-6
  Statements of Cash Flows..................................   F-7
  Notes to Financial Statements.............................   F-8

                              MANAGEMENT'S REPORT

     The accompanying financial statements of Doskocil Manufacturing Company, Inc. are the responsibility of and have been prepared by the Company in conformity with generally accepted accounting principles. They necessarily include some amounts that are based on management's judgments and estimates. The financial information displayed in other sections of this report is consistent with these financial statements.

     Doskocil assures the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communications programs aimed at assuring that its policies and methods are understood throughout the organization.

     Doskocil is committed to establishing a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Appropriate management monitors the system for compliance.

     Various lapses in the system of internal controls occurred during the year due to merger related issues, systems limitations and the distraction of converting to new software systems. Our auditors conducted an audit in accordance with generally accepted auditing standards to obtain reasonable assurance whether the financial statements are free of material misstatement.

     The Board of Directors pursues its oversight role in the area of financial reporting and internal control through its Audit Committee. This committee, composed solely of non-management directors, meets with the independent accountants and management to monitor management's proper discharge by each of its responsibilities relative to internal accounting controls and the financial statements.

                                            Larry E. Rembold
                                            President and Chief Executive
                                            Officer

                                            John J. Casey
                                            Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Doskocil Manufacturing Company, Inc.

     We have audited the accompanying balance sheets of Doskocil Manufacturing Company, Inc. as of June 30, 1999 and 1998 and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined statements of operations, equity, and cash flows of the companies listed in Note 1 for the year ended December 28, 1996 were audited by other auditors, whose report dated March 12, 1997 expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doskocil Manufacturing Company, Inc. at June 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended and the six months ended June 30, 1997 in conformity with generally accepted accounting principles.

                                            Ernst & Young LLP

Dallas, Texas
September 7, 1999
Except for Notes 1 and 7 for which
the date is October 12, 1999

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                     YEAR ENDED                 SIX MONTHS ENDED
                                         ----------------------------------         JUNE 30,
                                         JUNE 30,   JUNE 30,   DECEMBER 28,   ---------------------
                                           1999       1998         1996        1997        1996
                                         --------   --------   ------------   -------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)
Net sales..............................  $169,932   $147,156     $103,455     $51,756     $51,737
Cost of goods sold.....................   121,119     99,562       73,128      38,389      37,345
                                         --------   --------     --------     -------     -------
Gross profit...........................    48,813     47,594       30,327      13,367      14,392
Selling, general and administrative
  expense..............................    43,135     31,540       20,682      10,446      10,388
Officers' bonus (Note 18)..............        --         --        2,030          --         853
Retention bonus (Note 14)..............        --         --           --       2,875          --
Impairment of long-lived assets (Note
  6)...................................     6,789         --           --       3,846          --
                                         --------   --------     --------     -------     -------
Operating income (loss)................    (1,111)    16,054        7,615      (3,800)      3,151
Other (income) expense:
  Interest expense and other financing
     costs (Note 7)....................    17,750     17,461        2,328         506       1,770
  Interest income......................       (34)      (124)        (152)        (35)        (20)
  Other, net...........................        58       (232)         696           5          71
                                         --------   --------     --------     -------     -------
          Total other expense..........    17,774     17,105        2,872         476       1,821
                                         --------   --------     --------     -------     -------
Income (loss) before income taxes......   (18,885)    (1,051)       4,743      (4,276)      1,330
Provision for income taxes (Note 8)....        --      1,869           --          --          --
                                         --------   --------     --------     -------     -------
Net (loss) income......................   (18,885)    (2,920)       4,743      (4,276)      1,330
Preferred stock dividends..............       916      1,184           --          --          --
                                         --------   --------     --------     -------     -------
Net (loss) income attributable to
  common shareholders..................  $(19,801)  $ (4,104)    $  4,743     $(4,276)    $ 1,330
                                         ========   ========     ========     =======     =======
Net loss per common share (basic and
  diluted).............................  $  (6.38)  $  (1.50)
                                         ========   ========
Weighted average common shares
  outstanding..........................     3,105      2,740
                                         ========   ========
Pro forma provision (benefit) for
  income tax (Note 8)..................                             1,755      (1,582)        492
                                                                 --------     -------     -------
Pro forma net income (loss)............                          $  2,988     $(2,694)    $   838
                                                                 ========     =======     =======
Pro forma net income (loss) per common
  share (basic and diluted)............                          $   2.25     $ (2.02)    $  0.63
                                                                 ========     =======     =======
Pro forma weighted average common
  shares outstanding...................                             1,331       1,331       1,331
                                                                 ========     =======     =======

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,     JUNE 30,
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $    114     $  1,910
  Receivables, less allowance for doubtful accounts of
     $1,090 and $300........................................     20,747       18,350
  Inventories (Note 5)......................................     26,161       21,415
  Other current assets (1999 includes $0.8 million from
     shareholders)..........................................      1,684        1,029
                                                               --------     --------
          Total current assets..............................     48,706       42,704
Property, plant and equipment, net (Note 6).................     53,602       51,628
Fixed assets held for sale..................................      3,259        3,259
Goodwill (Note 4)...........................................     51,920       59,725
Debt issuance costs.........................................      4,390        5,158
Other assets................................................      1,825        1,627
                                                               --------     --------
          Total assets......................................   $163,702     $164,101
                                                               ========     ========

                   LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable..........................................   $  7,682     $  4,629
  Accrued liabilities (1999 includes $0.9 million to
     shareholders)..........................................      4,308        9,197
  Accrued interest..........................................      3,169        2,635
  Accrued taxes.............................................        573          422
  Payroll and benefits payable..............................      3,359        3,319
  Current portion of long-term debt (Note 7)................      8,514        4,125
                                                               --------     --------
          Total current liabilities.........................     27,605       24,327
Long-term debt (Note 7).....................................    178,281      163,094
                                                               --------     --------
          Total liabilities.................................    205,886      187,421
Commitments and contingencies (Note 17)
Shareholders' (deficit) equity:
  Series C Preferred Stock (Note 9)
     No par value: Authorized shares -- 25,0000,000, issued
      and outstanding -- 9,161,567 at June 30, 1999 and
      1998..................................................      9,161        9,161
  Common stock (Note 9)
     No par value: Authorized shares -- 15,000,000; issued
      and outstanding -- 3,104,644 at June 30, 1999;
      3,103,144 at June 30, 1998............................     34,283       34,262
  Accumulated deficit.......................................    (85,628)     (66,743)
                                                               --------     --------
          Total shareholders' deficit.......................    (42,184)     (23,320)
                                                               --------     --------
          Total liabilities and shareholders' (deficit)
           equity...........................................   $163,702     $164,101
                                                               ========     ========

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                SHARES IN THOUSANDS                        DOLLARS IN THOUSANDS
                                     -----------------------------------------   -----------------------------------------
                                                             SIX                                         SIX
                                       YEAR       YEAR      MONTHS      YEAR       YEAR       YEAR      MONTHS      YEAR
                                     JUNE 30,   JUNE 30,   JUNE 30,   DEC. 28,   JUNE 30,   JUNE 30,   JUNE 30,   DEC. 28,
                                       1999       1998       1997       1996       1999       1998       1997       1996
                                     --------   --------   --------   --------   --------   --------   --------   --------
PREFERRED STOCKS:
  Series A:
  Outstanding at beginning of
    period.........................      --          --        --         --     $     --   $     --   $    --    $    --
  Issued for cash..................      --       1,531        --         --           --     23,000        --         --
  Redeemed.........................      --        (466)       --         --           --     (7,000)       --         --
  Conversion to common stocks......      --      (1,065)       --         --           --    (16,000)       --         --
                                      -----     -------     -----      -----     --------   --------   -------    -------
  Outstanding at end of period.....      --          --        --         --           --         --        --         --
  Series B:
  Outstanding at beginning of
    period.........................      --          --        --         --           --         --        --         --
  Issued in Dogloo merger..........      --      10,224        --         --           --     10,224        --         --
  Redeemed.........................      --     (10,224)       --         --           --    (10,224)       --         --
                                      -----     -------     -----      -----     --------   --------   -------    -------
  Outstanding at end of period.....      --          --        --         --           --         --        --         --
  Series C:
  Outstanding at beginning of
    period.........................   9,161          --        --         --        9,161         --        --         --
  Issued in Dogloo merger..........      --      11,841        --         --           --     11,841        --         --
  Redeemed.........................      --      (2,680)       --         --           --     (2,680)       --         --
                                      -----     -------     -----      -----     --------   --------   -------    -------
  Outstanding at end of period.....   9,161       9,161        --         --     $  9,161   $  9,161   $    --    $    --
COMMON STOCKS:
  Outstanding at beginning of
    period.........................   3,103       5,999     5,999      5,999     $ 34,262   $     24   $    24    $    24
  Shares exchanged for partnership
    interest in Spectrum...........      --         798        --         --           --      4,804        --         --
  Shares issued....................       2         250        --         --           21      3,682        --         --
  Redeemed.........................      --      (6,409)       --         --           --    (11,458)       --         --
  Stock issued in Dogloo merger....      --       1,400        --         --           --     21,210        --         --
  Conversion from preferred
    stock..........................      --       1,065        --         --           --     16,000        --         --
                                      -----     -------     -----      -----     --------   --------   -------    -------
  Outstanding at end of period.....   3,105       3,103     5,999      5,999     $ 34,283   $ 34,262   $    24    $    24
RETAINED EARNINGS (DEFICIT):
  Balance at beginning of period...                                              $(66,743)  $ 25,258   $31,336    $25,827
  Net income (loss)................                                               (18,885)    (2,920)   (4,242)     5,509
  Distributions....................                                                    --         --    (1,836)        --
  Redeemed common stock............                                                    --    (87,377)       --         --
  Recapitalization costs...........                                                    --     (1,392)       --         --
  Dividends on Series A Preferred
    Stock..........................                                                    --       (469)       --         --
  Fair value of options assumed in
    Dogloo merger..................                                                    --        157        --         --
                                                                                 --------   --------   -------    -------
  Balance at end of period.........                                              $(85,628)  $(66,743)  $25,258    $31,336
                                                                                 --------   --------   -------    -------
        TOTAL SHAREHOLDERS' EQUITY
          (DEFICIT):...............                                              $(42,184)  $(23,320)  $25,258    $31,336
PARTNERS' EQUITY:
  Balance at beginning of period...                                              $     --   $  3,808   $ 4,278    $ 5,297
  Net loss.........................                                                    --         --       (34)      (766)
  Distributions....................                                                    --     (3,808)     (436)      (253)
                                                                                 --------   --------   -------    -------
  Balance at end of period.........                                              $     --   $     --   $ 3,808    $ 4,278
                                                                                 --------   --------   -------    -------
        TOTAL SHAREHOLDERS' AND
          PARTNERS' EQUITY
          (DEFICIT)................                                              $(42,184)  $(23,320)  $29,090    $35,638
                                                                                 ========   ========   =======    =======

   The accompanying notes are an integral part of these financial statements

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED                  SIX MONTHS ENDED
                                                         -----------------------------------         JUNE 30,
                                                         JUNE 30,   JUNE 30,    DECEMBER 28,   ---------------------
                                                           1999       1998          1996        1997        1996
                                                         --------   ---------   ------------   -------   -----------
                                                                                                         (UNAUDITED)
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income......................................  $(18,885)  $  (2,920)    $  4,743     $(4,276)    $ 1,330
Adjustments to reconcile net(loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization........................    10,367      10,748        5,928       2,857       2,877
  Amortization of debt issuance costs..................       768       3,120           --          --          --
  Deferred income taxes................................        --       1,869           --          --          --
  Impairment of long-lived assets......................     6,789          --           --       3,846          --
  (Gain) loss on sale of assets........................        48        (230)           9         (86)        (39)
  Changes in:
    Receivables........................................    (2,397)      4,031       (1,314)        234      (1,539)
    Receivables from affiliate.........................        --          --        4,008         427       4,008
    Inventories........................................    (4,746)      4,981        1,068       2,784        (243)
    Payables...........................................     3,053      (3,425)         489        (605)        408
    Payable to affiliate...............................        --          --        1,523      (1,523)         --
    Accrued liabilities and other......................    (1,406)     (3,591)         376        (892)        500
                                                         --------   ---------     --------     -------     -------
        Net cash (used in) provided by operating
          activities...................................    (6,409)     14,583       16,830       2,766       7,302
INVESTING ACTIVITIES:
Repurchase of leased assets............................        --     (18,724)          --          --          --
Capital expenditures...................................   (14,988)    (11,458)      (4,129)       (971)     (2,740)
Increase in other assets...............................       (39)         --          (61)         (1)         49
Cash of acquired business..............................        --       1,335           --          --          --
Proceeds from disposal of assets.......................       845       2,834        4,116          --          --
                                                         --------   ---------     --------     -------     -------
        Net cash used in investing activities..........   (14,182)    (26,013)         (74)       (972)     (2,691)
FINANCING ACTIVITIES:
Proceeds from long-term debt...........................        --     262,500           --          --          --
Payments of long-term debt.............................    (4,126)   (102,600)      (1,534)       (808)       (754)
Payment of debt of acquired business...................        --     (34,584)          --          --          --
Net proceeds (payments) of revolving credit
  agreement............................................    22,900      (7,250)     (12,252)     (4,860)     (4,253)
Proceeds from sale of common stock.....................        21       3,780           --          --          --
Redemption of common stock.............................        --     (11,098)          --          --          --
Proceeds from sale of preferred stock..................        --      23,000           --          --          --
Redemption of preferred stock and accumulated
  dividends............................................        --     (24,433)          --          --          --
Cash distributions of capital..........................        --          --         (253)     (1,035)       (252)
Cash paid to stockholders from recapitalization........        --     (87,922)          --          --          --
Debt issuance costs (including Bridge financing
  costs)...............................................        --      (8,257)          --          --          --
Recapitalization costs.................................        --      (1,393)          --          --          --
Cash dividends.........................................        --        (469)          --          --          --
                                                         --------   ---------     --------     -------     -------
        Net cash provided by (used in) financing
          activities...................................    18,795      11,274      (14,039)     (6,703)     (5,259)
                                                         --------   ---------     --------     -------     -------
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS....    (1,796)       (156)       2,717      (4,909)       (648)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......     1,910       2,066        4,258       6,975       4,258
                                                         --------   ---------     --------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............  $    114   $   1,910     $  6,975     $ 2,066     $ 3,610
                                                         ========   =========     ========     =======     =======

See Note 16 for supplementary cash flow information.

   The accompanying notes are an integral part of these financial statements

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     On September 19, 1997, Dogloo, Inc. ("Dogloo"), was merged with and into Doskocil Manufacturing Company, Inc. ("Doskocil"). The financial data for the periods prior to September 19, 1997, reflect the combined historical results of operations and cash flows for Doskocil Manufacturing Company Inc. (the "Corporation") and Spectrum Polymers, Ltd. ("Spectrum"), as they were under common ownership. Beginning September 19, 1997, the financial results of Doskocil include the financial position, results of operations and cash flows for Dogloo. The term "Doskocil" refers to Doskocil Manufacturing Company, Inc. and Spectrum Polymers Ltd. prior to giving effect to the merger, "Dogloo" refers to Dogloo, Inc. prior to giving effect to the merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo. Pro forma net income per common share (both basic and diluted) are based on the common shares outstanding after the recapitalization (see Note 3) and the termination of Doskocil's "S" Corporation status.

     Prior to July 1, 1997, the general partnership interest of Spectrum was held by Bed Rock International, Inc., a Texas corporation wholly owned by Benjamin L. Doskocil and Mary Francis Doskocil (the "Doskocils"). Both the limited partnership interest of Spectrum and Doskocil were owned by the Doskocils. Doskocil was a Texas corporation engaged in the manufacture and sale of injection molded consumer plastic products primarily for the pet care, hardware, sports and leisure markets, principally in the United States. Spectrum was organized under the Texas Revised Limited Partnership Act and was engaged in the purchasing, recycling and blending of plastic resin primarily for use by the Corporation in injection molded consumer plastic products.

     Since the Merger, the Company has experience difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, a surge in customer demand, low machine efficiency and the need to outsource certain production and a failed information systems conversion. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in increased net losses and a liquidity shortage. In July 1999, the Company implemented a new enterprise resource planning system to assist in alleviating some of these difficulties.

     The Company is highly leveraged and has relied upon debt financing to provide for working capital and certain capital expenditures. Furthermore, as a result of the above difficulties, the Company was unable in December 1998, March 1999 and June 1999 to meet the debt covenants required by the Credit Facility (as defined in Note 7). In October 1999, the Company amended the Credit Facility and entered into an additional revolving credit agreement (the "Additional Credit Facility") which provides for borrowings up to $15.0 million and matures on September 30, 2000. In connection with amending the Credit Facility, certain shareholders purchased $5.0 million of preferred stock with detachable warrants and guaranteed the Additional Credit Facility.

     The Company's plan is to reduce fixed costs and slow sales growth to return to profitability. The Company has programs in place to lower costs for insurance, consumer advertising, shipping and outside manufacturing. It expects to lower production costs with the purchase of new equipment and molds. Construction has begun on a new warehouse that will cut costs for material handling and outside warehousing. The Company has also negotiated price cuts in non-resin raw materials. There is in progress a project to streamline the Company, eliminating unprofitable customers and products and reducing selling, general and administrative expense. Liquidity is expected to improve from increased cash flow from operations, significantly lower projected capital spending and efforts to reduce working capital.

     The Credit Facility, as amended, waived all past covenant violations and established new covenants. In connection with renegotiating its debt agreement, the Company based on its operating plan and the Additional Credit Facility, expects to be able to fund operations and comply with the revised covenants through at least the first quarter of fiscal 2001. However, no assurance can be given that the Company will achieve its operating plan and there can be no assurance that factors or events currently known or unknown will not

                      DOSKOCIL MANUFACTURING COMPANY, INC.

negatively impact the Company's ability to operate within its plan. As is normally the case in credit relationships, a failure to comply with the covenants contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of combinations -- The accompanying combined financial statements for the six months ended June 30, 1997 and 1996 and for the year ended December 28, 1996 include the accounts of Doskocil. All significant intercompany balances and transactions are eliminated. The financial statements as of and for the years ended June 30, 1999 and 1998 consist of the financial statements of the Company.

     Fiscal years -- Doskocil changed its fiscal year end to June 30 beginning in 1997. Prior to 1997, Doskocil prepared its financial statements and reported its results of operations on the basis of a fiscal year which ended on the Saturday nearest December 31. Accordingly, the fiscal year ended December 28, 1996 consists of 52 weeks.

     Cash and cash equivalents -- Cash and cash equivalents include cash on hand and on deposit and highly liquid instruments with original maturities of three months or less.

     Inventories -- Inventories are stated at the lower of weighted-average cost or market.

     Property, plant and equipment -- Property, plant and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the assets. Repairs and maintenance which do not extend the lives or improve the assets are charged to expense.

     Intangible assets -- The cost of intangible assets (patents, trademarks and non-compete agreements) are being amortized on a straight-line basis over 7 - 16 years. The cost of such assets, net of related accumulated amortization, is included in other assets in the accompanying financial statements. Accumulated amortization at June 30, 1999 and 1998 was 1.7 million and $1.4 million, respectively.

     Goodwill -- Costs in excess of net assets of businesses acquired are amortized on a straight line basis over 30 years and represent the excess of the cost of acquired businesses over the fair value of net assets received at the date of acquisition. Goodwill is presented net of accumulated amortization of $3.5 million and $1.5 million at June 30, 1999 and 1998, respectively. See Note 4.

     Impairment of long-lived assets and long-lived assets to be disposed of -- The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. See Note 6.

     Risk concentration -- Financial instruments that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company generally sells consumer products to wholesale distributors and retail customers, throughout the United States, Canada, and Europe, who are associated with the pet, sport, home and garden and leisure industries. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     During the year ended June 30, 1999, two customers accounted for approximately 17% and 13% of total sales. During the year ended June 30, 1998, two customers accounted for approximately 13% and 11% of total sales. During 1996, two customers accounted for approximately 10% and 11% of total sales. During the six month period ended June 30, 1997, two customers accounted for approximately 11% of total sales, respectively. Included in trade accounts receivable is approximately $4.7 million and $2.8 million due from these customers at June 30, 1999 and 1998, respectively.

     Use of estimates -- Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets and valuation of receivables, inventories and deferred income tax assets. Actual results may differ from such estimates.

     Revenue recognition -- Revenue is recognized when goods are shipped.

     Advertising expense -- Advertising costs are expensed as incurred. Advertising expense was approximately $7.3 million, $2.9 million, and $3.4 million for the years ended June 30, 1999 and 1998 and December 28, 1996, respectively. For the six month period ended June 30, 1997 advertising expense was $1.8 million.

     Research and development -- Research and development costs are charged to expense as incurred. Research and development expense for the years ending June 30, 1999 and 1998, December 28, 1996, and the six months ended June 30, 1997 was $1.5 million, $0.9 million, $0.7 million and $0.2 million, respectively.

     New accounting standards -- Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which establishes new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The most significant new requirement of this Standard is that reportable operating segments be based on an enterprise's internally reported business segments. See Note 12.

     Effective July 1, 1998 the Company adopted the Financial Standards Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners. For all periods presented there was no difference between the comprehensive income (loss) and net income (loss).

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all new derivatives as either assets or liabilities at fair value. The Company does not anticipate the effect of the adoption to have a material impact on either financial position or results of operations. The Company plans to adopt the standard effective July 1, 2000, as required.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

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

NOTE 4. MERGER

     On September 19, 1997, Doskocil consummated a merger with Dogloo, Inc., wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. The Company is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates (collectively "Westar") and Enterprise entities ("Enterprise"). Pursuant to the Merger Agreement, each issued and outstanding share of Dogloo Series A Preferred Stock was converted into one share of the Company's Series B Preferred Stock and each issued and outstanding share of Dogloo Series B Preferred Stock was converted into one share of the Company's Series C Preferred Stock. In connection with the Merger, except as described below, all of the outstanding options to purchase shares of Dogloo Common Stock were assumed by the Company and thereby became options to purchase shares of the Company's Common Stock, with adjustments to such options to reflect the ratio by which shares of Dogloo Common Stock were converted into shares of the Company's Common Stock.

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

     Immediately following the Merger, the Company also used proceeds from the offering of 10 1/8% Senior Subordinated Notes and the Credit Facility to redeem the following additional shares of Series B Preferred Stock and Series C Preferred Stock: (i) 6,890,000 shares of Series B Preferred Stock held by Mr. Barreto for $8.4 million (including dividends accrued through September 19, 1997); (ii) 3,334,255 shares of Series B Preferred Stock held by Darrell R. Paxman, co-founder of Dogloo, for $4.0 million (including dividends accrued through September 19, 1997); (iii) 538,433 shares of Series C Preferred Stock held by Enterprise for $1.3 million (including dividends accrued through September 19, 1997); and (iv) 2,141,260 shares of Series C Preferred Stock held by Mr. Barreto for $2.6 million (including dividends accrued through September 19, 1997). Further, immediately following the Merger, the Company paid approximately $1.5 million of accrued dividends on the shares of Series C Preferred Stock which remained outstanding. In connection with the conversion and redemption of shares of Series A Preferred Stock, the Company borrowed $0.5 million under the Credit Facility to pay cumulative dividends on such shares of Series A Preferred Stock as of the date of the Merger.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     The Merger has been accounted as a purchase transaction under generally accepted accounting principles, and, accordingly, the purchase price has been allocated on the basis of the estimated fair value of the assets acquired. The purchase price allocation resulted in goodwill of approximately $57.3 million.

     The Company issued 10 1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998, effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all Senior Debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the Subordinated Notes. The Subordinated Notes limit, among other things, dividends, incurrence of additional indebtedness and other restricted payments, as defined, and contain cross default provisions with the Company's Senior Indebtedness. Debt issuance costs of $5.8 million are being amortized over the respective terms of the Subordinated Notes and the Credit Facility.

     Management formulated a plan in 1997 to exit the Dogloo facilities and merge operations into its Arlington facilities. Included in this plan was the termination and relocation of employees and disposal of facilities. Expenses accrued as part of the purchase price were associated with closing costs, relocation, retention bonus, reserves and other identified items. Costs of $6.3 million was charged against the accrual for the year ended June 30, 1998 when employees were terminated during the second and third fiscal quarters and selected management was relocated. Costs of $2.4 million for the idle facility carrying costs were charged against the accrual and $3.9 million was reversed against goodwill during the year ended June 30, 1999. Final exit from the former Indianapolis facility occurred in August 1999 resulting in net cash proceeds of $3.6 million.

NOTE 5. INVENTORIES

     Inventories consist of the following:

                                                              JUNE 30,      JUNE 30,
                                                                1999          1998
                                                              --------      --------
                                                                  (IN THOUSANDS)
Finished goods..............................................  $15,503       $11,794
Work-in-process.............................................    1,291         2,107
Raw materials...............................................    9,367         7,325
Supplies....................................................       --           189
                                                              -------       -------
          Net inventories...................................  $26,161       $21,415
                                                              =======       =======

     As of June 30, 1999 and 1998, the Company had recorded valuation allowances of $1.1 million and $1.2 million, respectively, for inventory obsolescence.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

                                                              JUNE 30,      JUNE 30,
                                                                1999          1998
                                                              --------      --------
                                                                  (IN THOUSANDS)
Machinery & equipment (20 years)............................  $55,264       $56,099
Molds (6-10 years)..........................................   27,196        31,783
Computer equipment (5 years)................................    4,601         4,307
Leasehold improvements (5-10 years).........................    8,448         2,178
Office furniture and equipment (5-10 years).................    1,547         1,221
Other (5 years).............................................      213           196
                                                              -------       -------
          Total.............................................   97,269        95,784
Less accumulated depreciation and amortization..............   43,667        44,156
                                                              -------       -------
          Net...............................................  $53,602       $51,628
                                                              =======       =======

     During the year ended June 30, 1999, the Company recorded a $6.8 million impairment charge of which $2.3 million relates to a failed system conversion and management's assessment that the implementation costs have minimal future benefit, a $1.3 million charge due to the decision to divest the Company of non-core business assets which have been sold, and a $3.2 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill.

     During the six months ended June 30, 1997 the decision was made to dispose of certain equipment which was deemed to be obsolete or in a line of products which will no longer be manufactured. Accordingly, the assets were written down to their net realizable value with a charge to operating income of $3.8 million.

     Depreciation expense for the years ended June 30, 1999 and 1998, December 28, 1996 and the six months ended June 30, 1997 is $8.0 million, $9.0 million, $5.8 million and $2.8 million, respectively.

NOTE 7. LONG TERM DEBT

     Total long-term debt consists of the following:

                                                              JUNE 30,      JUNE 30,
                                                                1999          1998
                                                              --------      --------
                                                                  (IN THOUSANDS)
Credit Facility Borrowings:
  Variable secured notes (term loan Tranche A), due 2003....  $ 41,250      $ 45,000
  Variable secured notes (term loan Tranche B), due 2004....    36,844        37,219
  Revolving credit facility, due 2003.......................    22,900            --
Senior subordinated notes:
  Non-convertible 10.125% notes, due 2007...................    85,000        85,000
  Capital leases............................................       801            --
                                                              --------      --------
          Total.............................................   186,795       167,219
  Less: Current maturities..................................     8,514         4,125
                                                              --------      --------
          Total long-term debt..............................  $178,281      $163,094
                                                              ========      ========

     Concurrent with the consummation of the Merger, the Company entered into a Credit Facility agreement with a syndicate of lending institutions (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110.0 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans ("Term Loan Facility"), which facility includes a $45.0 million tranche A

                      DOSKOCIL MANUFACTURING COMPANY, INC.

term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility ("Revolving Credit Facility"). The Credit Facility includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company's obligations under the Credit Facility are secured by a security interest in substantially all of the Company's assets. The Company used proceeds from the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger. There was $22.9 million outstanding on the Revolving Credit Facility at June 30, 1999 as compared with the approximately $25.4 million available based on eligible accounts receivable and inventory. As of October 12, 1999, the Revolving Credit Facility was reduced to $24.7 million.

     As of June 30, 1999, future maturities of long-term debt were as follows:

                                                         (IN THOUSANDS)
2000..................................................      $  8,514
2001..................................................         9,531
2002..................................................        11,039
2003..................................................        11,536
2004..................................................        52,362
Later years...........................................        93,813
                                                            --------
                                                            $186,795
                                                            ========

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

     Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.50% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 1.50% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility; provided that, pursuant to the Second Amendment, the interest rate margins described above have been increased by 0.50% per annum from the date of the Second Amendment through and including December 31, 1999; provided, however, the interest rates for the Revolving Credit Facility and tranche A term loan are subject to several point reductions in the event the Company meets certain performance targets.

     Interest rates at June 30, 1999 were 8.5%, 9.0% and 8.5% on tranche A and tranche B term loans and the Revolver, respectively.

     The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 1/2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter,

                      DOSKOCIL MANUFACTURING COMPANY, INC.

provided that this fee may be subject to reduction in the event the Company meets certain performance targets.

     Amendments to the Credit Facility. At December 31, 1998 the Company was not in compliance with certain financial covenants. The Company entered into an amendment to the Credit Facility as of February 10, 1999 (the "First Amendment") which provided, among other matters, for the waiver of such covenant defaults, the revision of certain existing financial covenants, including the addition of minimum EBITDA requirements in place of the maximum leverage ratio and interest rate increases of approximately 0.75% per annum as described below.

     The Credit Facility, as amended in February, required the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, a minimum EBITDA requirement and a maximum leverage ratio. The Credit Facility also contains additional restrictions, which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. As of March 31, 1999 the Company was not in compliance with the interest coverage ratio, fixed charge coverage ratio and the minimum EBITDA requirement. The Company entered into a second amendment to the Credit Facility in May 1999 (the "Second Amendment"). The Second Amendment provided, among other things, for the waiver of the March 31, 1999 defaults and lowered June 30 and September 30 interest coverage ratios, fixed charge coverage ratios and minimum EBITDA requirements and also provides for a 0.50% interest rate increase on all loans outstanding under the Credit Facility from the date of the second Amendment through and including December 31, 1999.

     Amendments to the Credit Facility Subsequent to June 30, 1999. The Company was not in compliance with certain financial covenants at June 30, 1999, including the interest coverage ratio, fixed charge coverage ratio, and the minimum EBITDA requirements of the existing Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with BankAmerica, N.A. (the "Additional Lender"), which is described below. On October 12, 1999, the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment"). The Fourth Amendment provides, among other things, for the waiver of all financial covenant ratios for September 30, 1999 and all fiscal quarters prior thereto, and, commencing with the fiscal quarter ending on December 31, 1999, raises the maximum leverage ratio and lowers each of (i) the minimum fixed charge coverage ratio, (ii) the interest coverage ratio and (iii) minimum EBITDA. Additionally, the Fourth Amendment (i) adds a covenant for the senior leverage commencing with the fiscal quarter ending on September 30, 2000, (ii) adds a covenant prohibiting the principal amount of all loans outstanding under the existing Credit Facility from exceeding (a) $96,000,000 as of the last day of each fiscal quarter through June 30, 2000, and (b) thereafter, the lesser of
(x) $96,000,000 and (y) the Company's EBITDA for the four consecutive fiscal quarters immediately preceding the date of calculation, times 3.0, and (iii) reduces the maximum amount of the "Revolving Credit Commitment" to $24.7 million. At October 13, 1999, after giving effect to the Fourth Amendment, and application of proceeds from the sale of Series D Preferred Stock, there will be outstanding $37.3 in principal amount of tranche A term loans, $34.5 in principal amount of tranche B term loans and $24.7 in principal amount of revolving credit commitments.

     The Fourth Amendment also includes a provision allowing (but not requiring) Westar and certain existing shareholders the right to cure certain financial covenant defaults within not more than 45 days after the end of the relevant fiscal quarter by providing additional capital to the Company. Pursuant to this provision, any such timely capital investment will be deemed under such financial covenants to increase on a dollar-for-dollar basis the EBITDA (and related definitions) of the Company as of the last day of such fiscal quarter and, to the extent that the proceeds thereof are used to repay Credit Facility loans, to reduce total debt and senior debt for purposes of such financial covenants. There is no commitment or obligation on the part of Westar, TDL or any other shareholder to provide additional capital to the Company.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     The Additional Credit Facility. The Additional Credit Facility is a senior revolving credit facility which the Company entered into on August 12, 1999. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's existing Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 12, 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased from $10.0 million to $15.0 million. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of
(i) 0.50% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.

     In order to induce the Additional Lender to provide the Additional Credit Facility, Westar LP and Westar LLC (together, the "Westar Funds") have entered into a Continuing Guaranty dated as of August 12, 1999 (the "Guaranty") and a Pledge Agreement dated as of August 12, 1999 (the "Pledge Agreement") pursuant to which, from time to time in the discretion of the Westar Funds, the Westar Funds may guarantee loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital LLC has pledged $5 million to secure its obligations under the Guaranty. In addition, Twelve D Limited, a limited partnership controlled by Benjamin L Doskocil, Sr. ("TDL"), has entered into a Reimbursement Agreement dated as of August 12, 1999 (the "Reimbursement Agreement") with the Westar Funds pursuant to which TDL has agreed to reimburse the Westar Funds for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

     In connection with certain amendments to the Additional Credit Facility on October 12, 1999, the Guaranty and Reimbursement Agreement was increased to $15 million and was extended to September 30, 2000 and the Pledge Agreement was revised to, among other things, require Westar LLC to pledge additional collateral to the Additional Lender in the event that loans under the Additional Credit Facility exceed $10.0 million.

     In order to induce the Westar Funds to continue the Guaranty and the Pledge Agreement and, in the case of TDL, to continue its obligations under the Reimbursement Agreement, the Company issued to Westar LP and an affiliate and TDL collectively (the "Investors"), who directly or indirectly through the Reimbursement Agreement guaranteed the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company (the "Guaranty Warrants"). The Guaranty Warrants were issued to each such Investor ratably based on the amount of such Investor's liability under the Guaranty and Reimbursement Agreement and are exercisable at an initial exercise price of $.01 per share. Of the Guaranty Warrants, 4.1 million, are exercisable immediately and, 10.0 million are only exercisable in the event of, and in proportion to, payments made by such Investor under the Guaranty.

     Sale of Series D Preferred Stock and Related Warrants. In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current stockholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock") in an aggregate amount of $5.0 million, along with related warrants to acquire
1.0 million shares of common stock of the Company (the "Related Warrants"). Proceeds from the sale of Series D Preferred Stock was applied against the Credit Facility. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy, liquidation, dissolution and winding-up. In

                      DOSKOCIL MANUFACTURING COMPANY, INC.

the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable into common shares at any time at an initial price equal to $.01 per share. The Related and Guaranty Warrants, to the extent exercisable and dilutive, may affect future earnings per share calculations.

     The Credit Facility also contains additional restrictions which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. There is no assurance that the Company will be able to comply with the financial or other covenants set forth in the Credit Facility. A failure to comply with the obligations contained in the Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-defaults. While management expects to meet all covenants in the future, there is not assurance the Company will do so.

     Bridge Financing. As part of the Recapitalization on July 1, 1997, Doskocil Funding, Inc., and NationsBridge, LLC purchased an aggregate of $32.5 million of senior subordinated increasing rate notes from Doskocil. The Notes repaid bore interest initially at prime plus 3.5%, increasing on each rate determination date, and matured on July 1, 1998 (or January 1, 2005 if the Company elected not to pay the debt in full on July 1, 1998 and no default had occurred prior to such time). Fees associated with obtaining the Bridge Note and other interim financing were $2.5 million which were amortized over the life of the Bridge Note and are included in interest expense for the twelve months ended June 30, 1998. The note was repaid in full on September 19, 1997.

     Senior Subordinated Notes. On September 19, 1997, the Company obtained financing through the issuance of $85 million in Senior Subordinated debt ("Subordinated Notes"). The Subordinated Notes will mature on September 15, 2007. Interest on the Subordinated Notes is payable in cash semi-annually on March 15 and September 15 of each year, commencing on March 15, 1998. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2002, at the redemption prices set forth below, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time on or before September 15, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the Subordinated Notes with the net proceeds of an Initial Public Equity offering at a redemption price equal to 110 1/8% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Upon a change of control redemption event, the Company will have the option, at any time on or prior to September 15, 2002, to redeem the Subordinated Notes in whole but not in part at a redemption price equal to 100% of the principal amount thereof plus the applicable premium plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Upon a change of control, each holder of the notes will have the right to require the Company to repurchase all or any part of such holder's notes (unless previously redeemed in connection with a change in control redemption event) at 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. There can, however, be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of the Subordinated Notes tendered, or that restrictions in the Credit Facility or under the Company's debt instruments existing at such time will allow the Company to make such required repurchases.

     Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $5.8 million, which are amortized over the terms of the respective notes. Amortization expense of $0.8 million and $0.6 million relating to such fees is included in interest expense for the years ended June 30, 1999 and 1998, respectively.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 8. INCOME TAXES

     Effective January 1, 1988, the Corporation elected to be taxed as a Subchapter S Corporation under the provisions of the Internal Revenue Code. Under these provisions, the Corporation did not pay a corporate level tax on its taxable income. Rather, the Corporation's taxable income or loss was passed through to the shareholders and was included on their individual income tax returns. No provision for income taxes has been made in the accompanying combined financial statements for the six months ended June 30, 1997 and June 30, 1996 or the twelve months ended December 1996; however, a pro forma income tax provision at an effective rate of 37% is presented in the statement of operations.

     As a result of the Corporation's termination as an S Corporation on July 1, 1997, the Corporation became a C Corporation effective July 1, 1997. For tax years subsequent to July 1, 1997, the Corporation's taxable income will be subject to a corporate level income tax. Accordingly, the following deferred tax assets and liabilities were established with a net charge to earnings on July 1, 1997:

                                                              (IN THOUSANDS)
Current deferred tax assets:
  Allowance for doubtful accounts...........................     $    92
  Reserve for inventories...................................         298
  Accrued expenses..........................................         512
  Other.....................................................          67
                                                                 -------
          Total current tax assets..........................         969
Non-current deferred tax assets (liabilities):
  Tax depreciation in excess of book........................      (4,062)
  Reserve for equipment to be disposed......................       1,423
                                                                 -------
  Net non-current deferred tax liability....................      (2,639)
                                                                 -------
Net deferred tax liability at July 1, 1997..................     $(1,670)
                                                                 =======

     Provisions for income taxes are summarized as follows:

                                      YEAR ENDED JUNE 30, 1999     YEAR ENDED JUNE 30, 1998
                                     --------------------------   ---------------------------
                                     CURRENT   DEFERRED   TOTAL   CURRENT   DEFERRED   TOTAL
                                     -------   --------   -----   -------   --------   ------
                                                          (IN THOUSANDS)
Federal............................    $--       $--       $--      $--      $1,918    $1,918
State and local....................     --        --        --       --         (49)      (49)
                                       ---       ---       ---      ---      ------    ------
          Total....................    $--       $--       $--      $--      $1,869    $1,869
                                       ---       ---       ---      ---      ------    ------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     A reconciliation of federal statutory tax rate (35%) to total provisions follows:

                                                              JUNE 30,     JUNE 30,
                                                                1999         1998
                                                              --------     --------
                                                                 (IN THOUSANDS)
Tax expense(benefit) at federal statutory rate on pretax
  loss......................................................  $(6,610)      $ (357)
Add(deduct):
  S Corporation status change...............................       --        1,670
  Spectrum goodwill amortization............................     (194)        (272)
  Dogloo goodwill amortization..............................      717          496
  Write off of Dogloo goodwill..............................    2,064           --
  Change in valuation allowance for deferred tax assets.....    3,643          354
  Other.....................................................      380          (22)
                                                              -------       ------
          Total tax expense.................................  $    --       $1,869
                                                              =======       ======

     Deferred tax assets and liabilities resulted from the following:

                                                              JUNE 30,   JUNE 30,
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax assets:
  Allowance for doubtful accounts/credit memos..............  $   690    $   111
  Reserve for inventories...................................      393        442
  Accrued exit costs........................................      121      2,321
  Accrued expenses..........................................    1,213      1,115
  Other.....................................................      137        312
                                                              -------    -------
          Total current deferred tax assets.................    2,554      4,301
Non-current deferred tax assets(liabilities):
  Tax depreciation in excess of book........................   (4,556)    (5,754)
  Reserve for fixed assets held for sale....................      564        564
  Net operating loss carry forwards.........................    9,825      6,501
  Other.....................................................      609       (259)
                                                              -------    -------
Net non-current deferred tax asset..........................    6,442      1,052
Valuation allowance for deferred tax assets.................   (8,996)    (5,353)
                                                              -------    -------
Net deferred tax asset......................................  $    --    $    --
                                                              =======    =======

     At June 30, 1998, approximately $5.0 million of the change in valuation allowance for deferred tax assets was included in the calculation of goodwill as it related to deferred tax assets as of the purchase date. The remaining $0.4 million valuation allowance for deferred tax assets was included in the provision for income taxes.

     At June 30, 1999, the Company had net operating loss carry forwards totaling approximately $26.6 million, which expire beginning in 2010 and ending in 2020. The tax returns of Dogloo and Doskocil for the years 1996 and 1997 are under various stages of audit and administrative review by the IRS. The company believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

NOTE 9. COMMON AND PREFERRED STOCK

     Holders of shares of the Company's Common Stock are entitled to one vote per share on all matters to be voted on by shareholders. The holder of shares of the Company's Common Stock are entitled to receive such

                      DOSKOCIL MANUFACTURING COMPANY, INC.

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

     At June 30, 1998, the Company was authorized to issue 25,000,000 shares of preferred stock, no par value and 15,000,000 shares of common stock, no par value. For the twelve months ended June 30, 1998, the Company paid cash dividends upon the redemption of its Series A Preferred Stock in the aggregate amount of $0.5 million. For the twelve months ended June 30, 1999 there were no cash dividends paid.

     The Company's board of directors has the authority, without further action by the stockholders, to issue up to a total of 25,000,000 shares of the Company's Preferred Stock in one or more additional series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designations of such series. The Company's Series C Preferred Stock accumulates dividends at the rate of $0.10 per share per annum, payable on March 1 of each year, subject to the availability of funds and the terms of the Company's loan agreements. Dividends accumulated, but not accrued or paid, at June 30, 1999 and 1998 are $1.8 million and $.9 million, respectively.

     Dividends are cumulative and accrue on each outstanding share of the Company's Series C Preferred Stock whether or not earned or declared. The Company's Series C Preferred Stock has a redemption price of $1.00 per share, plus all accrued but unpaid dividends, and must be redeemed if the Company effects a business combination with another entity (by way of merger, consolidation or reorganization) or an initial underwritten public offering of common stock. Such redemption provisions have been removed by an amendment to the designation of Series C Preferred Stock. Shares of the Company's Series C Preferred Stock may also be redeemed by voluntary repurchase. Holders of the Company's Series C Preferred Stock have a liquidation preference equal to the redemption price. The Company's Series C Preferred Stock has no voting rights, except for such rights as are provided under applicable law and class voting rights with respect to transactions adversely affecting the rights, preferences, privileges or restrictions of the Company's Series C Preferred Stock or the issuance of any equity security having a preference over, or being on parity with, the Company's Series C Preferred Stock.

NOTE 10. STOCK BASED COMPENSATION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and net loss per share for the years ended June 30, 1999 and 1998 would have been as follows:

                                                             JUNE 30, 1999    JUNE 30, 1998
                                                             -------------    -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Pro forma net loss attributable to common shareholders.....    $(20,175)         $(4,404)
Pro forma loss per common share basic and diluted..........    $  (6.50)         $ (1.60)

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     The Company's 1997 Stock Option Plan has authorized the grant of options to management personnel for up to 625,000 shares of the Company's common stock. Under the Incentive Stock Option Award (the "Base Award"), the Company grants selected executives and other key employees stock option awards whose vesting is 20 percent per year, beginning one year after grant date. Under the Incentive Performance Stock Option Award (the "Performance Award"), the Company grants selected executives and other key employees stock option awards whose vesting may be accelerated based upon certain Company performance measures. Options under the Performance Award vest at the end of six years if the performance measures have not been met. The exercise price of each option, which has a 10-year life, is equal to the fair value of the Company's stock on the date of grant.

     Pro forma information regarding net loss and loss per common share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Minimum Value option model with the following weighted-average assumptions for 1999: risk-free interest rates of 6.0%; dividend yield of zero; volatility factors of the expected market price of the Company's common stock of zero, as the Company's stock is not publicly traded; and an expected life of 5 years.

     The Minimum Value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                            NUMBER OF OPTIONS
                                         ------------------------    PERFORMANCE     BASE
                                         AVAILABLE    OUTSTANDING       AWARD        AWARD
                                         ---------    -----------    -----------    -------
June 30, 1997..........................        --            --             --           --
Authorized.............................   625,000            --             --           --
Granted................................  (381,846)      381,846        122,500      259,346
Forfeited..............................    34,896       (34,896)        (6,750)     (28,146)
                                         --------       -------        -------      -------
June 30, 1998..........................   278,050       346,950        115,750      231,200
Granted................................  (122,250)      122,250         37,250       85,000
Forfeited..............................    45,900       (45,900)       (14,500)     (31,400)
                                         --------       -------        -------      -------
June 30, 1999..........................   201,700       423,300        138,500      284,800
                                         ========       =======        =======      =======

     Options of 59,460 and 21,952 were exercisable at June 30, 1999 and 1998, respectively. The weighted average exercise price for all options granted during the year ended and outstanding at June 30, 1999 and 1998, respectively, is $15.03. The weighted average remaining contractual life at June 30, 1999 is eight years, eight months. The weighted average fair value of options granted during the year ended June 30, 1999 and 1998 is $3.90 and $3.84, respectively.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and variable rate debt are reflected in the financial

                      DOSKOCIL MANUFACTURING COMPANY, INC.

statements at fair value based on current market rates. The fair market value of the Subordinated Notes is based on market trades of the Notes, at or near year end, which are thinly traded.

                                                        JUNE 30, 1999             JUNE 30, 1998
                                                    ----------------------    ----------------------
                                                                  CARRYING                  CARRYING
                                                    FAIR VALUE     AMOUNT     FAIR VALUE     AMOUNT
                                                    ----------    --------    ----------    --------
                                                                     (IN THOUSANDS)
Subordinated Notes................................   $43,350      $85,000      $89,463      $85,000
                                                     =======      =======      =======      =======

NOTE 12. SEGMENT INFORMATION

     Effective for the year ended June 30, 1999 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products. The information provided to the Company's chief decision maker and the Board of Directors includes the Company as a whole and, as such, the Company is considered to operate in one segment. The nature of products, production processes, types of customers and methods of distribution are consistent across the Company.

     The information below summarizes export sales from the United States to the following geographic areas:

                                                YEAR ENDED                       SIX MONTHS
                                            -------------------    YEAR ENDED      ENDED
                                            JUNE 30,   JUNE 30,   DECEMBER 28,    JUNE 30,
                                              1999       1998         1996          1997
                                            --------   --------   ------------   ----------
                                                            (IN THOUSANDS)
Far East..................................  $ 2,751    $ 2,861       $1,669        $  612
Europe....................................    5,844      5,775        2,588         1,252
Other.....................................    2,118      1,888          552           503
                                            -------    -------       ------        ------
          Total...........................  $10,713    $10,524       $4,809        $2,367
                                            =======    =======       ======        ======

     The information below summarizes sales by product line:

                                              YEAR ENDED                       SIX MONTHS
                                          -------------------    YEAR ENDED      ENDED
                                          JUNE 30,   JUNE 30,   DECEMBER 28,    JUNE 30,
                                            1999       1998         1996          1997
                                          --------   --------   ------------   ----------
                                                          (IN THOUSANDS)
Pet.....................................  $140,022   $118,027     $ 72,692      $35,838
Sport...................................    18,991     22,490       21,950       11,105
Furniture & custom molding..............        --        327        6,400        2,241
Outside resin sales.....................    10,919      6,312        2,413        2,572
                                          --------   --------     --------      -------
          Total.........................  $169,932   $147,156     $103,455      $51,756
                                          ========   ========     ========      =======

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 13. LEASES

     Future minimum commitments for capital leases and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2000........................................................  $  225     $ 4,012
2001........................................................     225       3,881
2002........................................................     214       3,778
2003........................................................     192       3,905
2004........................................................     192       3,543
Thereafter..................................................      --      10,182
Sublease....................................................      --        (111)
                                                              ------     -------
          Total minimum lease payments......................   1,048     $29,190
                                                                         =======
Less imputed interest costs.................................     247
Less current portion........................................     139
                                                              ------
  Present value of net minimum lease payments included in
     long-term debt.........................................  $  662
                                                              ======

     Operating lease rental expense from continuing operations:

                                                  YEAR ENDED                       SIX MONTHS
                                              -------------------    YEAR ENDED      ENDED
                                              JUNE 30,   JUNE 30,   DECEMBER 28,    JUNE 30,
                                                1999       1998         1996          1997
                                              --------   --------   ------------   ----------
                                                              (IN THOUSANDS)
Rental expense..............................  $  5,417   $  4,157   $      6,195     $3,334
                                              ========   ========   ============     ======

     The Company conducts the major part of its operations from leased facilities which include its manufacturing plant, warehouses, and offices. The majority of these facilities are leased under long-term non-cancelable operating leases with the Chairman of the Board of Directors who was formerly the Company's majority stockholder. Leases with terms in excess of five years include a clause which increases the monthly rent payments by 10% beginning in year six. The leases have various renewal options which are available at the end of the lease term. Aggregate monthly payments are $0.3 million. Additionally, the Company rents a warehouse from Mr. Doskocil on a month-to-month basis for $85,000 per month. Rent paid for all facilities to Mr. Doskocil $4.4 million, $3.4 million, $3.4 million and $1.2 million for the years ended June 30, 1999 and 1998, December 28, 1996 and the six month period ended June 30, 1997, respectively. The Company also leases a wide variety of equipment including office, transportation and production equipment.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 14. SAVINGS PLAN

     As of January 1, 1998, the Company sponsors a 401(k) savings plan (the "Plan") for its employees. The Plan is a defined contribution plan covering all eligible employees. All employees who have completed three months of service may elect to contribute to the Plan up to 15% of their compensation to the annual maximum limit established by the Internal Revenue Service. The Company may make matching contributions to the Plan at its discretion which are allocated to participants in proportion to salary deferral amounts for the applicable plan year. The Company may contribute an amount equal to 100% of the first 3% of salary deferral and 50% of the next 4%-6%, up to a maximum of two thousand five hundred dollars and subject to the limitations imposed by the Internal Revenue Code. The Company's expenses related to the Plan, including contributions, were $0.5 million and $0.3 million for the years ended June 30, 1999 and 1998, respectively.

     Prior to January 1, 1998, the Company had established an employee defined contribution profit sharing plan. Contributions were at the discretion of the Board of Directors. Eligible employees were those who had been employed for one year or more and were currently employed on the admittance dates of January 1 and July 1 each year. Profit sharing plan expense was approximately $0.1 million, $1.0 million and $0 million in the years ended June 30, 1998 and December 28, 1996, and the six months ended June 30, 1997, respectively. Effective January 1, 1998 the profit sharing plan was merged into the 401(k) Plan. The Company may continue to contribute to the profit sharing plan. For the years ended June 30, 1999 and 1998, respectively, no contributions were made by the Company.

     In connection with the recapitalization of the Corporation, employees who remained through the date of the recapitalization were eligible to receive a bonus. Such bonuses amounted to $2.9 million for the six month period ended June 30, 1997.

NOTE 15. NET LOSS PER SHARE

     Basic net loss per share is based on weighted average number of common shares outstanding. Diluted net loss per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not anti-dilutive. At June 30, 1999 and 1998 respectively, options of 423,300 and 346,950 were not included in their respective years per share calculations because their effect was anti-dilutive.

     Net loss per share for the years ended June 30, 1999 and 1998 are calculated as follows:

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net loss attributable to common shareholders................   $(19,801)    $(4,104)
Average shares outstanding during the period:
  Basic and diluted.........................................      3,105       2,740
Net loss per common share:
  Basic and diluted.........................................   $  (6.38)    $ (1.50)
                                                               ========     =======

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 16. SUPPLEMENTAL CASH FLOW

                                                          YEAR ENDED            YEAR       SIX MONTHS
                                                      -------------------      ENDED         ENDED
                                                      JUNE 30,   JUNE 30,   DECEMBER 28,    JUNE 30,
                                                        1999       1998         1996          1997
                                                      --------   --------   ------------   ----------
                                                                      (IN THOUSANDS)
CASH USED IN OPERATING ACTIVITIES INCLUDED:
  Interest and other financial costs paid...........  $16,427    $14,251       $2,672         $633
  Income taxes paid.................................       --    $   250           --           --
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of Dogloo Common Stock into the
     Company's Common Stock.........................       --    $21,210           --           --
  Conversion of Dogloo Series B Preferred Stock for
     Company's Series C Preferred Stock.............             $ 9,161           --           --
Capital leases for equipment purchases..............  $   801         --           --           --

     During the six months ended June 30, 1997, the Company made a non-cash distribution of assets totaling $1.2 million. During 1996, the Company deferred a gain of $0.2 million on a sale-leaseback transaction.

     Bad debt expense for the years ended June 30, 1999 and 1998, December 28, 1996 and the six months ended June 30, 1997 is $1.0 million, $0, $0.2 million and $0.1 million, respectively.

NOTE 17. CONTINGENCIES AND COMMITMENTS

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

     At June 30, 1999, contract commitments for capital expenditures for property, plant and equipment totaled $4.0 million, all of which are due and payable during fiscal year 2000.

     The Company has commitments to certain members of management that require, among other things, that if the employee is terminated without cause or resigns for good reason (as defined by the commitments) the Company will continue to pay certain salaries and benefits for a fixed period of time.

GUARANTEES

     The Company has guaranteed loans made by a bank to employees to fund the employee's purchase of common stock. These loans were made at market terms with full recourse to the employees/borrowers. The outstanding balance of such loans at June 30, 1999 is $0.4 million.

NOTE 18. RELATED PARTY TRANSACTIONS

     During 1995, the Company advanced $4.4 million to Marybe, Ltd., a related party. The balance at December 28, 1996, was $0.4 million, which was paid in full during the six month period ended June 30, 1997.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     During 1996, the Company expensed $2.0 million in officer's bonus to the former majority stockholder. The $1.5 million payable at December 28, 1996, was paid in full during 1997. No such bonuses were declared or paid for the six month period ended June 30, 1997.

     The Company also made advances to fund the annual premiums on a life insurance policy on the former majority stockholder. The policy is owned by a trust. As collateral for these advances, the trust assigned the premium receivable rights in the cash value and death proceeds of the policy to the Company. The advances for premiums receivable, included in other assets in the accompanying financial statements, were approximately $0.8 million at December 28, 1996. The balance of the trust was distributed to the stockholders prior to June 30, 1997.

     During the six month period ended June 30, 1997, the Company made cash distributions of $1.0 million to the stockholders and partners. In addition, the Company distributed other assets of $1.2 million, which included an insurance trust receivable, the cash surrender value of life insurance policies on the stockholders, and property and equipment.

     During 1999 and 1998, the Company expensed $0.6 million each year in management fees charged by Westar. Fees and expenses of $0.2 million and $0.1 million were paid to directors for board meetings in 1999 and 1998, respectively. At June 30, 1999, the Company has a receivable of $0.8 million from the controlling stockholder. Also at June 30, 1999, the Company has payable to other stockholders $0.9 million. In addition, the Company pays rent to a stockholder, as disclosed in Footnote 13.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 13, 1999.

                                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                      By: /s/ LARRY E. REMBOLD

                                         ---------------------------------------
                                         Larry E. Rembold
                                         President and Chief Executive Officer

                                      By: /s/ JOHN J. CASEY

                                         ---------------------------------------
                                         John J. Casey
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)


                /s/ GEORGE L. ARGYROS                            Director              October 13, 1999
-----------------------------------------------------
                  George L. Argyros

                  /s/ JOHN W. CLARK                              Director              October 13, 1999
-----------------------------------------------------
                    John W. Clark

                /s/ CHARLES D. MARTIN                            Director              October 13, 1999
-----------------------------------------------------
                  Charles D. Martin

            /s/ BENJAMIN L. DOSKOCIL, SR.                        Director              October 13, 1999
-----------------------------------------------------
              Benjamin L. Doskocil, Sr.

                /s/ MICHAEL P. HOOPIS                            Director              October 13, 1999
-----------------------------------------------------
                  Michael P. Hoopis

                               INDEX TO EXHIBITS

                                                                                       INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                           BY REFERENCE
      -----------                                -----------                           -------------
          3.1+           Amended and Restated Articles of Incorporation of Doskocil         (a)
                         Manufacturing Corporation, Inc.
          3.2+           Bylaws of Doskocil Manufacturing Corporation, Inc.                 (a)
          4.1+           Indenture, dated as of September 19, 1997, between Doskocil        (a)
                         Manufacturing Company, Inc., and First Trust National
                         Association.
         10.1+           Recapitalization Agreement, dated July 1, 1997, among              (a)
                         Enterprise Partners III, L.P., Enterprise Partners III
                         Associates, L.P., Enterprise Partners IV, L.P., Enterprise
                         Partners IV Associates, L.P., Enterprise Management Partners
                         Corporation, Enterprise Partners Texas Company, LLC,
                         Benjamin L. Doskocil, Sr., Mary Frances Doskocil, Bed Rock
                         International, Inc., Doskocil Manufacturing Company, Inc.
                         and Spectrum Polymers, Ltd.
         10.2+           Merger Agreement, dated September 19, 1997, between Doskocil       (a)
                         Manufacturing Company, Inc., and Dogloo, Inc.
         10.3+           Stock Redemption Agreement, dated as of September 19, 1997,        (a)
                         among Enterprise Partners III. L.P., Enterprise Partners III
                         Associates, L.P., Enterprise Partners IV, L.P., Enterprise
                         Partners IV Associates, L.P., and Enterprise Management
                         Partners Corporation.
         10.4+           Stock Redemption and Purchase Agreement, dated August 28,          (a)
                         1997, among Aurelio F. Barreto, III, Doskocil Manufacturing
                         Company, Inc., and Westar Capital, L.P.
         10.5+           Stock Redemption Agreement, dated as of September 15, 1997,        (a)
                         among Darrell R. Paxman, Doskocil Manufacturing Company,
                         Inc., and the other parties thereto.
         10.6+           Purchase Agreement, dated September 11, 1997, among Doskocil       (a)
                         Manufacturing Company, Inc., Donaldson, Lufkin & Jenrette
                         Securities Corporation and NationsBanc Capital Markets, Inc.
         10.7*+          Registration Rights Agreement, dated as of September 19,           (a)
                         1997, among Doskocil Manufacturing Company, Inc., Donaldson,
                         Lufkin & Jenrette Securities Corporation and NationsBanc
                         Capital Markets, Inc.
         10.8+           Confidentiality, Non-Competition Agreement and                     (a)
                         Non-Solicitation Agreement, dated as of July 1, 1997, among
                         Benjamin L. Doskocil, Sr., Mary Frances Doskocil and
                         Doskocil Manufacturing Company, Inc.
         10.9*+          Letter/Consulting Agreement, dated as of July 1, 1997,             (a)
                         between Doskocil Manufacturing Company, Inc., and Benjamin
                         L. Doskocil, Sr.
         10.10+          Credit Agreement, dated September 19, 1997, among Doskocil         (a)
                         Manufacturing Company, Inc. and NationsBank of Texas, N.A.,
                         as administrative agent for certain lenders named therein.
         10.10.1+        First Amendment to Credit Agreement dated February 10, 1999.       (b)
         10.10.2+        Second Amendment to Credit Agreement dated May 14, 1999.           (c)
         10.10.3         Third Amendment to Credit Agreement dated August 12, 1999.
         10.10.4         Fourth Amendment to Credit Agreement dated October 12, 1999.

                                                                                       INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                           BY REFERENCE
      -----------                                -----------                           -------------
         10.11+          Commercial Industrial Lease Agreement, dated December 4,           (a)
                         1996, between Doskocil Manufacturing Company, Inc. and COL
                         MET, INC. for property located at 4301 Kathey Drive,
                         Arlington, Texas 76017.
         10.12*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                         landlord, and Doskocil Manufacturing Company, Inc., as
                         tenant, for the property located at 4209 Barnett Boulevard,
                         Arlington, Texas 76017 and commonly referred to as Building
                         A.
         10.13*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                         Manufacturing Company, Inc., as tenant, for the property
                         located at 4300 Barnett Boulevard, Arlington, Texas 76017
                         and commonly referred to as Building B.
         10.14*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                         Manufacturing Company, Inc., as tenant, for approximately
                         24,000 square feet of Building "C" located at 4408 Barnett
                         Boulevard, Arlington, Texas 76017 and commonly referred to as Building C.
         10.15*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                         Manufacturing Company, Inc., as tenant, for the property
                         located at 4401 Barnett Boulevard, Arlington, Texas 76017
                         and commonly referred to as Building D.
         10.16*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., and Mary Frances Doskocil,
                         landlord, and Doskocil Manufacturing Company, Inc., as
                         tenant, for the property located at 4208 Larry Lane,
                         Arlington, Texas 76017 and commonly referred to as Building
                         E.
         10.17*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                         landlord, and Doskocil Manufacturing Company, Inc., as
                         tenant, for the property located at 4207 Larry Lane,
                         Arlington, Texas 76017 and commonly referred to as Building
                         F.
         10.18*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                         landlord, and Doskocil Manufacturing Company, Inc., as
                         tenant, for the property located at 4209 Larry Lane,
                         Arlington, Texas 76017 and commonly referred to as Building
                         F Parking Lot.
         10.19*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Marybe Investments, Ltd., as landlord, and Doskocil
                         Manufacturing Company, Inc., as tenant, for the property
                         located at 800 Stephens, Arlington, Texas 76017 and commonly referred to as Building G.
         10.20*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                         Manufacturing Company, Inc., as tenant, for the property
                         located at 4205 Barnett Boulevard, Arlington, Texas 76017
                         and commonly referred to as Building J.
         10.21*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                         Manufacturing Company, Inc., as tenant, for the property
                         located at 720 and 722 West Interstate 20, Arlington, Texas and commonly referred to as the Parking Facilities.

                                                                                       INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                           BY REFERENCE
      -----------                                -----------                           -------------
         10.22*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                         landlord, and Doskocil Manufacturing Company, Inc., as
                         tenant, for the building(s) located at 600 Justice,
                         Mansfield, Texas and commonly referred to as Spectrum.
         10.23*+         Industrial Real Estate Lease, dated July 1, 1997, between          (a)
                         Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                         Manufacturing Company, Inc., as tenant, for the building(s)
                         located at 1708 and 1712 Peyco, Arlington, Texas 76017 and commonly referred to as Peyco.
         10.24+          Lease Agreement, dated January 1, 1997, between Belmont            (a)
                         Warehousing Complex, Inc., as landlord, and Dogloo, Inc., as tenant, for the property located at 212 South Belmont,
                         Indianapolis, Indiana 46241.
         10.25+          Lease, dated November 2, 1992, as amended by First Amendment       (a)
                         to Lease, dated July 29, 1996, among Dogloo, Inc., Patrician
                         Associates, Inc., and Club Drive Partners, also known as Old
                         Temescal Road Project.
         10.26*+         Form of Indemnification Agreement between Doskocil                 (a)
                         Manufacturing Company, Inc., and certain of its directors
                         and/or officers.
         10.27*+         Doskocil Manufacturing Company, Inc., Stock Option Plan.           (a)
         10.28*+         Employment Agreement, dated as of November 1, 1996, between        (a)
                         Michael J. Farmer and Dogloo, Inc.
         10.29*+         Stockholders' Agreement, dated as of July 1, 1997, among           (a)
                         Enterprise Partners III, L.P., Enterprise Partners III
                         Associates, L.P., Enterprise Partners IV, L.P., Enterprise
                         Partners IV Associates, L.P., Enterprise Management Partners
                         Corporation, Benjamin L. Doskocil, Sr., Mary Frances
                         Doskocil and Doskocil Manufacturing Company, Inc.
         10.30*+         First Amendment to Stockholders' Agreement, dated as of            (a)
                         September 19, 1997, among Enterprise Partners III, L.P.,
                         Enterprise Partners III Associates, L.P., Enterprise
                         Partners IV, L.P., Enterprise Partners IV Associates, L.P.,
                         Enterprise Management Partners Corporation, Benjamin L.
                         Doskocil, Sr., Mary Frances Doskocil, Doskocil Manufacturing
                         Company, Inc., Westar Capital, L.P. and Westar Capital II,
                         LLC.
         10.31*+         Amended and Restated Securityholders Agreement, dated              (a)
                         September 19, 1997, among Doskocil Manufacturing Company,
                         Inc., Dogloo, Inc., Westar Capital, L.P., Westar Capital II,
                         LLC, HBI Financial Inc., Enterprise Partners III, L.P.,
                         Enterprise Partners III Associates, L.P., Enterprise
                         Partners IV, L.P., Enterprise Partners IV Associates, L.P.,
                         Aurelio F. Barreto III and other parties thereto.
         10.32*+         Credit Agreement, dated as of August 12, 1999, among the           (d)
                         Company, certain lenders named therein and Bank of America,
                         N.A., as administrative agent.
         10.32.1         First Amendment to Credit Agreement, dated as of October 12,
                         1999, among the Company, certain lenders named therein and
                         Bank of America, N.A. as administrative agent.
         10.33           Pledge Agreement as of August 12, 1999 by Westar Capital II,
                         LLC in favor of Bank of America, N.A.
         10.34           Security Agreement as of August 12, 1999 between the Company and Bank of America, N.A.

                                                                                       INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                           BY REFERENCE
      -----------                                -----------                           -------------
         27.1            Financial Data Schedule.
         99.1            Independent Auditors' Report of KPMG LLP, for the year ended
                         December 28, 1996.

---------------

Notes to Exhibits:

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

+ Indicates documents previously filed with the Securities and Exchange
  Commission as set forth in the following table:

  (a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997.

  (b) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Inc., Report on Form 10-Q for the quarter ended December 31, 1998.

  (c) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc. Report on Form 10-Q for the quarter ended March 31, 1999.

  (d) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated September 24, 1999.