Form 10-Q/A
period 1998-12-31
DOSKOCIL MANUFACTURING CO INC
filed 1999-10-14
CIK 1046628

                                   FORM 10-Q/A

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

    For the transition period from _______________ to ______________________


                          Commission File No. 333-37081

                      DOSKOCIL MANUFACTURING COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)

TEXAS                                                                 75-1281683
(State of Incorporation)                    (I.R.S. Employer Identification No.)

4209 BARNETT BOULEVARD
ARLINGTON, TEXAS                                                           76017
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code                (817) 467-5116

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

                                YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT DECEMBER 31, 1998, WAS 3,107,144.

--------------------------------------------------------------------------------

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1998

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION


Doskocil Manufacturing Company, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q, for the quarter ended December 31, 1998. The Company has adjusted certain accruals at December 31, 1998 in the following respects:

         1) An additional accrual was made for unrecorded credit memos which has the effect of reducing sales by $1.3 million;

         2) An additional accrual was made for unrecorded advertising and rebate costs which has the effect of increasing S, G & A by $1.1 million;

         3) An additional charge of $.7 million was made for impairment of long-lived assets.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 SEC FORM 10-Q/A
                         QUARTER ENDED DECEMBER 31, 1998

                                      INDEX


                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Statements of Operations...........................................................        4

              Balance Sheets.....................................................................        5

              Statements of Cash Flows...........................................................        6

              Notes to Financial Statements......................................................        7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................       13

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...................................................       21

SIGNATURES.......................................................................................       22

PART I - FINANCIAL INFORMATION


                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (Unaudited)


                                                                           Three Months Ended           Six Months Ended
                                                                               December 31,                December 31,
                                                                         ------------------------    ------------------------
 (In thousands, except per share amounts)                                   1998          1997          1998          1997
                                                                         ----------    ----------    ----------    ----------
                                                                         (RESTATED)                  (Restated)

Net sales ............................................................   $   47,442    $   49,071    $   87,417    $   79,506
Cost of goods sold ...................................................       35,861        30,829        60,210        50,895
                                                                         ----------    ----------    ----------    ----------
     GROSS PROFIT ....................................................       11,581        18,242        27,207        28,611


Selling, general and administrative expense ..........................       12,154         8,831        21,434        14,508
Impairment of long-lived assets (Note 9) .............................        2,333            --         2,333            --
                                                                         ----------    ----------    ----------    ----------

     OPERATING INCOME (LOSS) .........................................       (2,906)        9,411         3,440        14,103


Other (income) expense:
     Net interest expense (six months ended December 31, 1997
     Includes amortization of bridge financing costs of $2,514) ......        4,408         3,868         8,613         9,130
     Other, net ......................................................            7          (236)           11          (223)
                                                                         ----------    ----------    ----------    ----------
     INCOME (LOSS) BEFORE INCOME TAXES ...............................       (7,321)        5,779        (5,184)        5,196

Less (benefit) provision for income taxes ............................         (915)        2,140            --         3,594
                                                                         ----------    ----------    ----------    ----------
     NET INCOME (LOSS) ...............................................       (6,406)        3,639        (5,184)        1,602

Preferred stock dividends ............................................          229           229           458           726
                                                                         ----------    ----------    ----------    ----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS ................   $   (6,635)   $    3,410    $   (5,642)   $      876
                                                                         ==========    ==========    ==========    ==========


NET INCOME (LOSS) PER COMMON SHARE (BASIC) ...........................   $    (2.14)   $     1.12    $    (1.82)   $      .38
                                                                         ==========    ==========    ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE (DILUTED) .........................   $    (2.14)   $     1.11    $    (1.82)   $      .38
                                                                         ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC) ...................        3,104         3,055         3,104         2,300
                                                                         ==========    ==========    ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (DILUTED) .................        3,104         3,069         3,104         2,314
                                                                         ==========    ==========    ==========    ==========





                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS



                                                                                   DECEMBER 31,      June 30,      December 31,
(Dollars in thousands)                                                                 1998            1998           1997
                                                                                   ------------    ------------    ------------
                                                                                    (UNAUDITED)                     (unaudited)
                                    ASSETS                                          (RESTATED)
Current assets:
     Cash and cash equivalents .................................................   $      3,318    $      1,910    $      9,556
     Accounts receivable, net ..................................................         25,921          18,350          22,070
     Inventories (Note 6) ......................................................         27,948          21,415          23,023
     Other current assets ......................................................          1,301           1,029           1,284
     Deferred taxes ............................................................             --              --           7,497
                                                                                   ------------    ------------    ------------
          Total current assets .................................................         58,488          42,704          63,430
Property, plant and equipment, net .............................................         52,282          51,628          52,683
Fixed assets held for sale .....................................................          3,259           3,259           3,500
Goodwill .......................................................................         58,643          59,725          49,197
Debt issuance costs ............................................................          4,667           5,158           5,246
Other assets ...................................................................          1,854           1,627           1,635
Deferred taxes .................................................................             --              --           1,407
                                                                                   ------------    ------------    ------------
          Total assets .........................................................   $    179,193    $    164,101    $    177,098
                                                                                   ============    ============    ============


                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Accounts payable ..........................................................   $      6,473    $      4,629    $      7,600
     Accrued liabilities .......................................................          9,410           9,197           8,490
     Current portion of long-term debt .........................................          6,375           4,125             250
     Accrued interest ..........................................................          2,547           2,635           2,533
     Accrued taxes .............................................................            593             422           3,493
     Payroll and benefits payable ..............................................          3,433           3,319           2,900
                                                                                   ------------    ------------    ------------
          Total current liabilities ............................................         28,831          24,327          25,266

Line of credit .................................................................         19,400              --              --
Long-term debt .................................................................         74,406          78,094          82,250
Senior subordinated notes ......................................................         85,000          85,000          85,000
Deferred taxes .................................................................             --              --           4,062
                                                                                   ------------    ------------    ------------
          Total liabilities ....................................................        207,637         187,421         196,578

Shareholders' (deficit) equity:
     Series C preferred stock, no par value:  authorized shares--25,000,000,
            issued and outstanding---9,161,567 .................................          9,161           9,161           9,161
     Common stock, no par value:  authorized shares--15,000,000, issued and outstanding--3,107,144 at December 31, 1998, 3,103,144 at
                June 30, 1998 and 3,053,640 at December 31, 1997 ...............         34,322          34,262          33,580
     Accumulated deficit .......................................................        (71,927)        (66,743)        (62,221)
                                                                                   ------------    ------------    ------------
             Total shareholders' deficit .......................................        (28,444)        (23,320)        (19,480)
                                                                                   ------------    ------------    ------------
             Total liabilities and shareholders' (deficit) equity ..............   $    179,193    $    164,101    $    177,098
                                                                                   ============    ============    ============



                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Six Months Ended
                                                                                                      December 31,
                                                                                               ------------------------
(Dollars in thousands)                                                                           1998           1997
----------------------                                                                         ---------      ---------
                                                                                               (RESTATED)
OPERATING ACTIVITIES:
    Net income (loss) ....................................................................     $  (5,184)     $   1,602
    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
         Depreciation and amortization ...................................................         5,349          5,020
         Amortization of debt issuance costs .............................................           491            197
         Deferred income taxes ...........................................................            --          1,670
         Other ...........................................................................            --           (224)
         Impairment of long-lived assets .................................................         2,333             --
         Changes in:
           Receivables ...................................................................        (7,571)           148
           Inventories ...................................................................        (6,533)         2,150
           Payables ......................................................................         1,844           (210)
           Accrued liabilities and other .................................................          (150)         3,149
                                                                                               ---------      ---------
         Net cash (used in) provided by operating activities .............................        (9,421)        13,502
                                                                                               ---------      ---------

INVESTING ACTIVITIES:
    Repurchase of leased assets ..........................................................            --        (18,724)
    Capital expenditures .................................................................        (7,168)        (3,743)
    Increase in other assets .............................................................           (25)          (200)
    Cash of acquired business ............................................................            --          1,335
    Disposal of assets ...................................................................            --            825
    Other ................................................................................            --              3
                                                                                               ---------      ---------
         Net cash used in investing activities ...........................................        (7,193)       (20,504)
                                                                                               ---------      ---------

FINANCING ACTIVITIES:
    Proceeds from long-term debt .........................................................            --        262,500
    Payments of long-term debt ...........................................................        (1,438)      (102,319)
    Payment of debt of acquired business .................................................            --        (34,584)
    Proceeds from revolving credit agreement .............................................        19,400          5,500
    Payments of revolving credit agreement ...............................................            --        (12,750)
    Proceeds from sale of common stock ...................................................            60          3,000
    Redemption of common stock ...........................................................            --        (11,000)
    Proceeds from sale of preferred stock ................................................            --         23,000
    Redemption of preferred stock and accumulated dividends ..............................            --        (24,433)
    Cash paid to stockholders from recapitalization ......................................            --        (87,922)
    Debt issuance costs ..................................................................            --         (4,637)
    Recapitalization costs ...............................................................            --         (1,394)
    Cash dividends .......................................................................            --           (469)
                                                                                               ---------      ---------
         Net cash provided by financing activities .......................................        18,022         14,492
                                                                                               ---------      ---------
    NET INCREASE IN CASH AND CASH EQUIVALENTS ............................................         1,408          7,490
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................................         1,910          2,066
                                                                                               ---------      ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................     $   3,318      $   9,556
                                                                                               =========      =========


                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q/A and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements. Included in the statements for the six months ended December 31, 1997 are operations for Dogloo, Inc., from and after September 19, 1997, the date it merged with and into Doskocil Manufacturing Company, Inc. (the "Corporation"). The term "Doskocil" refers to Doskocil Manufacturing and Spectrum prior to giving effect to the merger, the term "Dogloo" refers to Dogloo, Inc. prior to giving effect to the merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo.

     In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of the results for the periods presented have been included. Interim results are not based on physical counts of inventory and, therefore, include estimates to arrive at cost of goods sold for the period. A physical inventory is planned for March 1999. Operating results for the six-month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview". Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

     The Company, in this amended 10-Q/A, has adjusted certain accruals for credit memos, advertising and rebates and impairment of long-lived assets. The effect of this adjustment on previously reported financial statements is as follows:


                                                                Three Months Ended            Six Months Ended
(Dollars in thousands except per share amounts)                 December 31, 1998             December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Statement of Operations:                                   As Reported       Restated      As Reported       Restated
                                                           ------------    ------------    ------------    ------------

     Sales                                                 $     48,711    $     47,442    $     88,686    $     87,417
     Selling, general and administrative expenses                11,017          12,154          20,297          21,434
     Impairment of long-lived assets                              1,617           2,333           1,617           2,333
     Operating income (loss)                                        216          (2,906)          6,562           3,440
     Net loss                                                    (3,284)         (6,406)         (2,062)         (5,184)
     Net loss per share (basic and diluted)                       (1.13)          (2.14)          (0.81)          (1.82)

Balance Sheets:
     Accounts Receivable                                         27,190          25,921
     Property, Plant & Equipment, Net                            52,998          52,282
     Accrued Liabilities                                          8,273           9,410
     Retained Earnings                                          (68,805)        (71,927)

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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



                                                     Three Months Ended   Six Months Ended
(Dollars in thousands except per share amounts)      December 31, 1997    December 31, 1997
-------------------------------------------------------------------------------------------

Net sales                                              $        49,071     $        92,498
Operating income                                                 9,411              14,881
Net income attributable to common shareholders                   3,410               2,679
Income per common share (basic and diluted)            $          1.12     $          0.88

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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

     The Company entered into an amendment to the Credit Facility as of February 10, 1999 (the "First Amendment") which provides, among other matters, for the waiver of such covenant defaults, the revision of certain existing financial covenants, including the addition of a minimum EBITDA requirement and interest rate increases of approximately 0.75% per annum as described below.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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

NOTE 6. INVENTORY

Inventories consist of the following:


                                              DECEMBER 31,      June 30,    December 31,
(Dollars in thousands)                           1998            1998          1997
----------------------                       ------------   ------------   ------------

Finished Goods                               $     17,060   $     11,794   $     12,945
Work-in-Process                                     2,594          2,107          1,231
Raw Materials                                       8,180          7,325          8,675
Supplies                                              114            189            172
                                             ------------   ------------   ------------
                                             $     27,948   $     21,415   $     23,023


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

NOTE 9. IMPAIRMENT OF LONG-LIVED ASSETS

     During the second quarter of fiscal 1999, the Company experienced a failed software system conversion (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000). Over the last eighteen months, capital expenditures for this project were approximately $4.0 million, of which approximately one-half were implementation costs. As a result of the failed conversion, management evaluated the costs related to the system conversion and expensed those costs with minimal future benefit.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

NOTE 10. NET INCOME PER SHARE

     Net income per share for the three months and the six months ended December 31, 1998 and December 31, 1997 are calculated as follows:


                                                                          Three Months Ended              Six Months Ended
                                                                             December 31,                    December 31,
                                                                    -----------------------------   -----------------------------
(Dollars in thousands, except per share amounts)                         1998            1997           1998             1997
                                                                    -------------   -------------   -------------   -------------
                                                                      (RESTATED)                     (Restated)


Net income (loss)                                                   $      (6,635)  $       3,410   $      (5,642)  $         876
                                                                    =============   =============   =============   =============
Average shares outstanding during the period:
     Basic                                                                  3,104           3,055           3,104           2,300
     Plus assumed exercise of stock options                                    --              14              --              14
                                                                    -------------   -------------   -------------   -------------

     Diluted                                                                3,104           3,069           3,104           2,314
                                                                    =============   =============   =============   =============

Net income (loss) per share:
     Basic                                                          $       (2.14)  $        1.12   $       (1.82)  $        0.38
                                                                    =============   =============   =============   =============
     Diluted                                                        $       (2.14)  $        1.11   $       (1.82)  $        0.38
                                                                    =============   =============   =============   =============

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

     This quarterly report of Form 10-Q/A contains certain forward-looking statements and information relating to the Company that are based on the opinion of management as well as assumptions made by and information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. For such qualifying statements and risk factors affecting the Company, see "Introduction and Note on Presentation--Forward-Looking Statements" and "Business--Risks Related to the Business" in the Doskocil Manufacturing Company, Inc. Annual Report on Form 10-K for the year ended June 30, 1998. The forward-looking statements contained herein also include the statements made under the caption "Planned Actions" and "Year 2000" regarding steps being taken by the Company to improve its operations. There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in the implementation of the Company's corrective actions.

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

     Offsetting these savings were nearly $12.0 million in additional operating costs for the same period. The Company spent approximately $4.0 million for outside manufacturing, outside warehousing and inbound freight to meet customer orders. In addition, the Company experienced $2.8 million in higher costs for direct labor in manufacturing and $1.3 million in higher costs at its distribution center in Arlington. The Company also incurred planned spending of over $1.2 million for brand recognition advertising and $1.1 million in additional rebate and advertising programs. The causes of these increased costs include: difficulties in merging the combined product lines of Doskocil and Dogloo; difficulties accurately forecasting customer demand; inability to forecast surges in customer orders; production scheduling difficulties; warehouse and shipping constraints; inability to meet planned production rates; computer system problems; and the failure to build sufficient inventory in the fourth quarter of fiscal year 1998.

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

     The first quarter of fiscal 1999 was negatively impacted by lost time due to a physical inventory and computer problems. The second quarter of fiscal 1999 was negatively impacted by a failed software system conversion that forced the Company to re-implement its current computer system during its busiest time of the year. Failure of this conversion increased costs and hampered the Company's ability to manufacture, ship and invoice during a four-week period. (See - Year
2000).

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     The Company is continuing to take short and long-term actions, including those described below, to address these matters. (See Planned Actions.) It has developed operational and financial plans for the next eighteen months to reduce and ultimately eliminate the additional costs described above. The Company's plans have been presented to its lenders and all waivers and amendments necessary to implement its plans have been approved. The Company expects the effects of these difficulties and related increased short-term costs (including increased labor and freight costs) to unfavorably impact results until the corrective actions achieve satisfactory results.

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

     The Company has accelerated the movement of certain manufacturing operations to a newly completed facility located on its Arlington, Texas campus. The facility is expected to lower variable costs and increase capacity. In addition, a capital spending plan has been approved to add molds and machinery to eliminate certain bottlenecks and increase capacity. The capital Plan was based on requirements derived from the eighteen month capacity forecast of market demand and designed to minimize outside manufacturing and in-bound freight. The impact of building inventory prior to the heavy shipping season to meet customer demand has been included in the operational and financial plan. The Company's outsourcing policy has been changed to minimize total costs by keeping high value and volume SKU production inside and outsourcing low volume items.

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

     Sales and marketing. During the second quarter, the Company decided to combine its two brands, PetMate and PetMate Pro, into one brand - - PetMate. This step and an analysis of the Company's product sales is expected to reduce the Company's SKUs from 1,100 to approximately 400. The reduction in SKUs is expected to simplify product production and increase manufacturing efficiencies. The Company expects to realize these benefits late in the second half of fiscal 1999.

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

     Information technology. The Company has decided to pursue a lower risk information technology strategy. Various options are under consideration, but all scenarios require implementation by this summer, prior to the heavy shipping season. The Company has taken a $2.3 million charge during the second fiscal quarter due to the failed system conversion against the capitalized implementation costs. (See Year 2000).

     Finance and control. The Company has replaced certain key finance and accounting personnel including the CFO and Controller. The Company will be implementing activity-based costing for cost management and product pricing. Comprehensive financial budgets and forecasting techniques for the next eighteen months have been implemented. The profit drivers have been defined and are being measured. The Company believes the recently negotiated First Amendment to the Credit Facility gives it the financial flexibility necessary to realize its plans.

RESULTS OF OPERATIONS

     NET SALES for the second quarter were $47.4 million, below the $49.1 million in the comparable period of the prior year or a decrease of $1.7 million. The decrease was primarily the result of lower sporting goods sales of $1.6 million, partially offset by an increase in outside resin sales. Sporting goods sales decreased due to the inability of the Company to fulfill certain customer orders and strong promotions in the prior year. Pet sales were down 3.5% despite strong second quarter sales in the same period of last year and this year's fulfillment problems. Computer system problems during the month of October negatively affected the Company's ability to ship and invoice, pushing some sales into the third quarter of fiscal 1999. Unfilled orders, including backorders and orders for future shipments, at the end of the second quarter was $11.7 million compared to $7.1 million in the comparable period of the prior year. For the first six months of fiscal 1999, sales increased $7.9 million from the same period of last year primarily due to the inclusion of Dogloo net sales for the period of July through September 19.

     GROSS PROFIT decreased to $11.6 million in the second quarter of fiscal 1999 from $18.2 million in the comparable period of the prior year, a decrease of $6.6 million. As a percentage of net sales, gross margin decreased to 24.4% in the second quarter of fiscal 1999 from 37.2% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, inefficiencies in manufacturing and distribution and problems associated with the failed computer systems conversion. Spending levels for overhead and labor were higher than expected while throughput and machine efficiency were lower. These problems arose from the inability to move into new efficient manufacturing facilities before the high season and the Company's inability to reach targeted capacity levels.

     Failure to manufacture sufficient inventory ahead of the high season and the failure to accurately forecast demand compounded operational problems. Late in the first quarter, the Company decided to use outside manufacturing to meet certain customer demand. Margins in the second quarter reflect the higher associated costs including expenses for outside molders, inbound freight and outside storage. For the first six months of fiscal 1999, gross profit was down $1.4 million from the same period of last year. As a percentage of net sales, gross margins decreased to 31.1% in the first six months of fiscal 1999, down from 36.0% in the same period of fiscal year 1998.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $12.2 million in the second quarter of fiscal 1999 from $8.8 million in the comparable period of the prior year, an increase of $3.4 million or 38.6%. The increase was the result of several factors including $0.1 million increase in amortization of goodwill associated with the Merger and higher advertising and promotions of approximately $3.1 million. The Company expects advertising costs to be lower over the next several quarters due to lower seasonal spending and the completion of the fall television-advertising program. As a percentage of net sales, SG&A spending increased to 25.6% in the second fiscal quarter of fiscal 1999 from 18.0% in the comparable period of the prior year. For the first six months ended December 1998, SG&A expenses increased $6.9 million or 47.7% from the same period of the prior year. The increase during the six-month period was the result of several factors including higher expenses as a result of the merger, higher freight, amortization of goodwill and advertising and promotion expenses.

     IMPAIRMENT OF LONG-LIVED ASSETS during the second quarter of fiscal 1999 includes a $2.3 million charge as a result of the failed software conversion. (See Year 2000.) During the second quarter of fiscal 1999, the attempted implementation of a new software system failed. This charge resulted from management's assessment that the implementation costs have minimal future benefit.

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

     NET LOSS for the second quarter ended December 31, 1998 was $6.4 million compared to net income of $3.6 million for the comparable period of the prior year, a decrease of $10.0 million. Net loss for the six months ended December 31, 1998 was $5.2 million, $6.8 million lower than net income in the same period of the prior year. The change in net income primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt outstanding on December 31, 1998 increased by $18.0 million from June 30, 1998, due primarily to additional borrowings against the Company's revolving credit agreement, offset by a payment on the term notes in December. Total outstanding debt is comprised of bank borrowings of $100.2 million and Subordinated Notes of $85.0 million. The bank borrowings are comprised of a Term Loan Facility of $80.8 million and a Revolving Credit Facility of $27.5 million, of which $19.4 was outstanding at December 31, 1998. Note 4 to the Financial Statements outlines the terms and conditions of the Subordinated Notes. At December 31, 1998 the Company had $6.8 million of availability on the Revolving Credit Facility and $3.3 million in cash. Cash and marketable securities were down $6.2 million from December 31, 1997 primarily due to increases in inventories and accounts receivable (as described below), lower accounts payable, higher capital expenditures and lower operating income somewhat offset by increased short-term borrowings.

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

     Working Capital, defined here as accounts receivable plus inventories less accounts payable, was $12.3 million higher at December 1998 from June 1998. Working capital at December 1998 was $9.9 million higher than December a year ago. The primary increases are reflected in inventories and accounts receivable. Accounts receivable increased due to higher December sales and the invoicing problems relating to the failed computer conversion in October. Inventories increased due to inaccurate forecasting, combined with a production philosophy of making the forecast, and not having a computer in October to use for production planning and purchasing. By working more closely with customers to develop better demand forecasts and utilizing a "pull" manufacturing philosophy, the Company expects to reduce inventories while maintaining service levels. Reducing working capital is an important objective for management.

     The Company believes cash provided by operations, equipment leases and cash available under existing credit facilities would be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

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

     Year 2000 Costs. The Company originally estimated the cost of its entire information systems upgrade, including Year 2000 compliance, to be approximately $3.6 million. Due to the complications encountered with the implementation, the Company has increased its budget for the entire project to approximately $5.0 million. Most of the costs of the Company's information systems upgrade will be capitalized and amortized over a period not to exceed five years. Over the last eighteen months, capital expenditures for this project were approximately $4.0 million, of which $2.3 million of these costs had minimal future benefit and were charged to expense in the second quarter of fiscal 1999 as the result of a failed system conversion.

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

SUMMARY COMBINED (DOSKOCIL AND DOGLOO) HISTORICAL FINANCIAL INFORMATION

     The following table sets forth the summary historical financial information on a combined basis, for the three and six months beginning July 1, 1998 and 1997, which is being shown, for comparison purposes only:


                                                        Three Months Ended      Six Months Ended
                                                            December 31,          December 31,
(Dollars in thousands)                                     1998       1997       1998       1997
----------------------                                  --------    --------   --------   --------
                                                             (unaudited)            (unaudited)
                                                       (Restated)              (Restated)


Pet products                                            $ 40,401    $ 41,885   $ 72,779   $ 76,689
Sporting goods and other                                   4,387       5,978      9,606     13,002
Furniture and custom molding                                  --          --         --        156
Outside resin sales                                        2,654       1,208      5,032      1,600
                                                        --------    --------   --------   --------
     Combined net sales                                   47,442      49,071     87,417     91,447
Cost of goods sold                                        35,861      30,829     60,210     58,378
                                                        --------    --------   --------   --------
     Gross profit                                         11,581      18,242     27,207     33,069
Selling, general and administrative expense               12,154       8,831     21,434     17,545
Impairment of long-lived assets                            2,333          --      2,333         --
                                                        --------    --------   --------   --------
     Operating income (loss)                              (2,906)      9,411      3,440     15,524
Adjustments:
Depreciation, amortization and impairment                  4,903       2,992      7,682      5,760
                                                        --------    --------   --------   --------
     EBITDA (1)                                         $  1,997    $ 12,403   $ 11,122   $ 11,284
                                                        --------    --------   --------   --------


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

                       DOSKOCIL MANUFACTURING COMPANY, INC

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF SECOND QUARTER TO FIRST QUARTER:

The following table summarizes the first two fiscal quarters of 1999
(unaudited):


                                                               Three Months Ended                  Six Months Ended
                                                               ------------------                  ----------------
(Dollars in thousands)                           September 30, 1998       December 31, 1998        December 31, 1998
----------------------                           ------------------       -----------------        -----------------
                                                                             (Restated)               (Restated)
Pet Products                                       $        32,378          $        40,401          $        72,779
Sporting goods                                               5,219                    4,387                    9,606
Outside resin sales                                          2,378                    2,654                    5,032
                                                   ---------------          ---------------          ---------------
     Net sales                                              39,975                   47,442                   87,417
Cost of goods sold                                          24,349                   35,861                   60,210
                                                   ---------------          ---------------          ---------------
     Gross profit                                           15,626                   11,581                   27,207
Selling, general and administrative expense                  9,280                   12,154                   21,434
Impairment of long-lived assets                                 --                    2,333                    2,333
                                                   ---------------          ---------------          ---------------
     Operating income (loss)                                 6,346                   (2,906)                   3,440
Adjustments:
Depreciation, amortization and impairment                    2,779                    4,903                    7,682
                                                   ---------------          ---------------          ---------------
     EBITDA(1)                                     $         9,125          $         1,997          $        11,122
                                                   ---------------          ---------------          ---------------

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

     While net sales increased $7.5 million from the first quarter to the second quarter, EBITDA declined $7.1 million. This decrease is due to several factors: higher cost of goods sold, higher advertising and promotion costs along with higher other general and administrative expenses. These increases were somewhat offset by profit from higher sales volumes, lower freight and lower variable costs of goods sold as a percent of sales. Higher costs of inventory manufactured by outside vendors in the first quarter had the effect of reducing gross margin in the second quarter as the inventory was sold. In addition, certain in-house manufacturing and distribution inefficiencies also decreased second quarter margins.

     Cost of goods sold includes raw materials, manufacturing and distribution costs. Key increases in these areas include costs for outside manufacturing, in-bound freight and outside warehousing, along with higher in-house manufacturing and distribution center costs. The move to a seven-day, 24-hour a day operation increased costs significantly without a proportional increase in production. Management believes that the inability to achieve the plant designed throughput and engineering cost standards were key cost issues facing the Company in the second quarter. These areas contributed to critical customer service problems and caused manufacturing and distribution costs to be much higher than projected in absolute dollars and as a percent of sales.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     * 10.1 -  First Amendment to Credit Agreement, dated February 10, 1999

       27   -  Amended Financial Data schedule (for electronic filing only)

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter for which this report is filed.


* Previously filed with original Form 10-Q for December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DOSKOCIL MANUFACTURING COMPANY, INC.
                                 (Registrant)



Date: October 13, 1999           /s/ Larry E. Rembold
                                 ----------------------------------------
                                 Larry E. Rembold
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date: October 13, 1999           /s/ John J. Casey
                                 ----------------------------------------
                                 John J. Casey
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
     * 10.1 -     First Amendment to Credit Agreement, dated February 10, 1999

       27   -     Amended Financial Data schedule (for electronic filing only)