Form 10-Q/A
period 1999-03-31
DOSKOCIL MANUFACTURING CO INC
filed 1999-10-14
CIK 1046628

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

--------------------------------------------------------------------------------

Amended Filing of Form 10-Q for the Quarter Ended March 31, 1999

Restatement of Financial Statements and Changes to Certain Information


Doskocil Manufacturing Company, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q, for the quarter ended March 31, 1999. The Company has adjusted certain accruals at March 31, 1999 in the following respects:

         1) An accrual for open credit memos was reduced, which has the effect of increasing sales by $1.3 million;

         2) An accrual for advertising and rebate costs was reduced, which has the effect of decreasing S, G & A by $1.1 million;

         3) An additional charge of $.7 million was recorded for impairment of long lived assets in the amended 10-Q/A for the quarter ended December 31, 1998. This effects the nine months ended March 31, 1999 only.

                      DOSKOCIL MANUFACTURING COMPANY, INC.
                                 SEC FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX


PART I. FINANCIAL INFORMATION
                                                                                                      Page
                                                                                                       No.
                                                                                                      ----
     Item 1   Financial Statements

              Statements of Operations...........................................................       4

              Balance Sheets.....................................................................       5

              Statements of Cash Flows...........................................................       6

              Notes to Financial Statements......................................................       7

     Item 2   Management's Discussion and Analysis of Financial Condition and
              Results of Operations .............................................................      13

PART II.      OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K...................................................      22

SIGNATURES ......................................................................................      23

PART I - FINANCIAL INFORMATION


                                DOSKOCIL MANUFACTURING COMPANY, INC.

                                STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                             Three Months Ended             Nine Months Ended
                                                                                  March 31,                      March 31,
                                                                           ------------------------      ------------------------
(In thousands, except per share amounts)                                      1999           1998           1999          1998
                                                                           (RESTATED)                    (Restated)
Net sales ............................................................     $  41,964      $  34,775      $ 129,381      $ 114,281
Cost of goods sold ...................................................        29,661         25,004         89,871         75,899
                                                                           ---------      ---------      ---------      ---------
     GROSS PROFIT ....................................................        12,303          9,771         39,510         38,382

Selling, general and administrative expense ..........................        10,599          8,374         32,033         22,882
Impairment of long-lived assets (Note 9) .............................         1,254             --          3,587             --
                                                                           ---------      ---------      ---------      ---------
     Operating income ................................................           450          1,397          3,890         15,500

Other (income) expense:
     Net interest expense (nine months ended March 31, 1998
     includes amortization of bridge financing costs of $2,514) ......         4,693          4,112         13,306         13,242
     Other, net ......................................................             7             (5)            18           (228)
                                                                           ---------      ---------      ---------      ---------
     INCOME (LOSS) BEFORE INCOME TAXES ...............................        (4,250)        (2,710)        (9,434)         2,486

Income tax benefit provision .........................................            --         (1,008)            --          2,586
                                                                           ---------      ---------      ---------      ---------
     NET LOSS ........................................................        (4,250)        (1,702)        (9,434)          (100)

Preferred stock dividends ............................................           229            229            687            955
                                                                           ---------      ---------      ---------      ---------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS .........................     $  (4,479)     $  (1,931)     $ (10,121)     $  (1,055)
                                                                           =========      =========      =========      =========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED) ........................     $   (1.44)     $    (.63)     $   (3.26)     $    (.41)
                                                                          ==========     ==========     ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    (BASIC AND DILUTED)  .............................................         3,107          3,078          3,105          2,555
                                                                          ==========     ==========     ==========     ==========


                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                                                                March 31,      June 30,       March 31,
(Dollars in thousands)                                                            1999           1998           1998
                                                                                ---------      ---------      ---------
                                                                               (Unaudited)                  (Unaudited)
                                                                               (Restated)
                                 ASSETS
Current assets:
     Cash and cash equivalents ............................................     $      --      $   1,910      $   2,958
     Accounts receivable, less allowance for doubtful accounts
                 of $173, $300 and $517 ...................................        21,711         18,350         21,338
     Inventories (Note 6) .................................................        29,405         21,415         21,275
     Other current assets .................................................         1,383          1,029          1,275
        Deferred taxes ....................................................            --             --          2,517
                                                                                ---------      ---------      ---------
          Total current assets ............................................        52,499         42,704         49,363
Property, plant and equipment, less accumulated depreciation
                of $42,432, $44,156 and $48,404 ...........................        52,907         51,628         50,055
Fixed assets held for sale ................................................         4,075          3,259          3,500
Goodwill ..................................................................        58,131         59,725         49,787
Debt issuance costs .......................................................         4,423          5,158          5,125
Other assets ..............................................................         1,880          1,627          1,658
Deferred taxes ............................................................            --             --          1,444
                                                                                ---------      ---------      ---------
          Total assets ....................................................     $ 173,915      $ 164,101      $ 160,932
                                                                                =========      =========      =========

             LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Accounts payable .....................................................     $   9,355      $   4,629      $   4,357
     Accrued liabilities ..................................................         7,235          9,197          6,029
     Current portion of long-term debt ....................................         7,375          4,125          2,875
     Accrued interest .....................................................           975            509          2,635
     Accrued taxes ........................................................           708            422            990
     Payroll and benefits payable .........................................         2,998          3,319          2,517
                                                                                ---------      ---------      ---------
          Total current liabilities .......................................        28,646         24,327         17,277

Line of credit ............................................................        20,900             --             --
Long-term debt ............................................................        72,063         78,094         79,437
Senior subordinated notes .................................................        85,000         85,000         85,000
                                                                                ---------      ---------      ---------
          Total liabilities ...............................................       206,781        187,421        181,714

Shareholders' (deficit) equity:
     Series C preferred stock, no par value:  authorized shares--
                25,000,000, issued and outstanding--9,161,567 .............         9,161          9,161          9,161
     Common stock, no par value:  authorized shares--15,000,000, issued and outstanding--3,107,144 at March 31, 1999,
                3,103,144 at June 30, 1998 and 3,080,254 at March 1998 ....        34,262         34,262         33,980
     Accumulated deficit ..................................................       (76,177)       (66,743)       (63,923)
                                                                                ---------      ---------      ---------
          Total shareholders' deficit .....................................       (32,694)       (23,320)       (20,782)
                                                                                ---------      ---------      ---------
          Total liabilities and shareholders' (deficit) equity ............     $ 173,915      $ 164,101      $ 160,932
                                                                                =========      =========      =========


                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                  March 31,
                                                                                     ---------------------------------
(Dollars in thousands)                                                                  1999                    1998
                                                                                     ---------               ---------
                                                                                     (RESTATED)
OPERATING ACTIVITIES:
    Net loss ...................................................................     $  (9,434)              $    (100)
      Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization .........................................         7,662                   7,810
         Amortization of debt issuance costs ...................................           735                      --
         Deferred income taxes .................................................            --                   1,670
         Other .................................................................            --                    (225)
         Impairment of long-lived assets .......................................         3,587                      --
         Changes in:
               Receivables .....................................................        (3,361)                  1,243
               Inventories .....................................................        (7,990)                  3,791
               Payables ........................................................         4,726                  (4,255)
               Accrued liabilities and other ...................................        (4,396)                 (1,666)
                                                                                     ---------               ---------
         Net cash (used in) provided by operating activities ...................        (8,471)                  8,268
                                                                                     ---------               ---------

INVESTING ACTIVITIES:
    Repurchase of leased assets ................................................            --                 (18,724)
    Capital expenditures .......................................................       (11,593)                 (6,409)
    Increase in other assets ...................................................           (25)                     --
    Cash of acquired business ..................................................            --                   1,335
    Disposal of assets .........................................................            --                   2,579
                                                                                     ---------               ---------
         Net cash used in investing activities .................................       (11,618)                (21,219)
                                                                                     ---------               ---------

FINANCING ACTIVITIES:
    Proceeds from long-term debt ...............................................            --                 262,500
    Payments of long-term debt .................................................        (2,781)               (102,507)
    Payment of debt of acquired business .......................................            --                 (34,584)
    Proceeds from revolving credit agreement ...................................        20,900                   5,500
    Payments of revolving credit agreement .....................................            --                 (12,750)
    Proceeds from sale of common stock .........................................            60                   3,400
    Redemption of common stock .................................................            --                 (11,000)
    Proceeds from sale of preferred stock ......................................            --                  23,000
    Redemption of preferred stock and accumulated dividends ....................            --                 (24,433)
    Cash paid to stockholders from recapitalization ............................            --                 (87,922)
    Debt issuance costs ........................................................            --                  (5,499)
    Recapitalization costs .....................................................            --                  (1,393)
    Cash dividends .............................................................            --                    (469)
                                                                                     ---------               ---------
         Net cash provided by financing activities .............................        18,179                  13,843
                                                                                     ---------               ---------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................        (1,910)                    892
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............................         1,910                   2,066
                                                                                     ---------               ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................     $      --               $   2,958
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

     The Company, in this amended 10-Q/A, has adjusted certain accruals for credit memos and advertising and rebates. The effect of this adjustment on previously reported financial statements is as follows:

                                                       Three Months Ended           Nine Months Ended
(Dollars in thousands, except per share amounts)         March 31, 1999               March 31, 1999
------------------------------------------------     -----------------------     -----------------------
Statement of Operations:                             As Reported    Restated     As Reported    Restated
                                                     -----------    --------     -----------    --------
     Sales                                            $ 40,695      $ 41,964      $129,381      $129,381
     Selling, general and administrative expenses       11,736        10,599        32,033        32,033
     Impairment of long-lived assets                     1,254         1,254         2,871         3,587
     Operating loss                                     (1,956)         (450)        4,606         3,890
     Net loss                                           (6,656)       (4,250)       (8,718)       (9,434)
     Net loss per share (basic and diluted)              (2.22)        (1.44)        (3.03)        (3.26)
Balance Sheets:
     Property, Plant & Equipment, net                   53,623        52,907
     Retained Earnings                                 (75,461)      (76,177)

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

NOTE 4. MERGER

     On September 19, 1997, Doskocil consummated a merger with Dogloo, Inc. (the "Merger"), wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. An investor group (the Investor Group") consisting of various Westar Capital entities and certain of their affiliates (collectively Westar") and Enterprise entities ("Enterprise") now controls the Company. Pursuant to the Merger Agreement, each issued and outstanding share of Dogloo Series A Preferred Stock was converted into one share the Company's Series B Preferred Stock and each issued and outstanding share of Dogloo Series B Preferred Stock was converted into one share of the Company's Series C Preferred Stock. In connection with the Merger, except as described below, all of the outstanding options to purchase shares of Dogloo Common Stock were assumed by the Company and thereby became options to purchase shares of the Company's Common Stock, with adjustments to such options to reflect the ratio into which shares of Dogloo Common Stock were converted into shares of the Company's Common Stock.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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

                                                                               Nine Months Ended
               (Dollars in thousands except per share amounts)                  March 31, 1998
               -----------------------------------------------                 -----------------
               Net sales                                                            $  127,273
               Operating income                                                         16,278
               Net income attributable to common shareholders                              748
               Income per common share (basic and diluted)                          $     0.24
                                                                                    ----------


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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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

     The Credit Facility, as amended in February, requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio and a minimum EBITDA requirement. The Credit Facility also contains additional restrictions, which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. As of March 31, 1999 the Company was not in compliance with the interest coverage ratio, fixed charge coverage ratio and the minimum EBITDA requirement. The Company entered into a second amendment to the Credit Facility in May 1999 (the "Second Amendment"). The Second Amendment provides, among other things, for the waiver of the March 31, 1999 defaults and lower June 30 and September 30 interest coverage ratios, fixed charge coverage ratios, and minimum EBITDA requirements and also provides for a 0.50% interest rate increase on all loans outstanding under the Credit Facility from the date of the Second Amendment through and including December 31, 1999. The Credit Facility, as amended by the First Amendment and the Second Amendment, is referred to herein and in the text of this Report on Form 10-Q as the "Credit Facility."

     Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rated based (at the Company's option) upon (i) LIBOR for one, two , three or six months, plus 3.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.50% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 1.50% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility; provided, that, pursuant to the Second Amendment, the interest rate margins described above have been increased by 0.50% per annum from the date of the Second Amendment through and including December 31, 1999; provided, however, the interest rates for the Revolving Credit Facility and Tranche A Term Loan are subject to several quarter point reductions in the event the Company meets certain performance targets.

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

                                   (UNAUDITED)

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

NOTE 6. INVENTORY

Inventories consist of the following:

                         MARCH 31,   June 30,    March 31,
(Dollars in thousands)     1999        1998        1998
                         ---------   --------    ---------
Finished Goods           $18,310     $11,794     $10,822
Work-in-Process            2,239       2,107       1,893
Raw Materials              8,799       7,325       8,349
Supplies                      57         189         211
                         -------     -------     -------
     Net Inventories     $29,405     $21,415     $21,275
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

     In the current period, the Company entered into operating lease agreements with commitments of $0.8 million over a period of three to five years.

NOTE 9. IMPAIRMENT OF LONG-LIVED ASSETS

     During the third quarter of fiscal 1999, management implemented a plan to divest the Company of certain non-core business assets. Related to this decision, certain fixed assets included in the caption assets held for sale were written down to current market value. These assets were sold subsequent to the end of the quarter with no additional impairment necessary.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


     The nine months ended March 31, 1999 also includes, as a result of a failed software system conversion, a $2.3 million impairment charge for implementation costs with minimal future benefit.

NOTE 10. NET LOSS PER SHARE

         Net loss per share for the three months and the nine months ended March 31, 1999 and 1998 are calculated as follows:

                                                                    Three Months                Nine Months
                                                                  Ended March 31,             Ended March 31,
                                                              ----------------------      -----------------------
(Dollars in thousands, except per share amounts)                 1999         1998          1999          1998
                                                              --------      --------      --------      ---------
                                                              (RESTATED)                  (Restated)
Net loss attributable to common shareholders                  $ (4,479)     $ (1,931)     $(10,121)     $  (1,055)
                                                              ========      ========      ========      =========
Average shares outstanding during the period:
     Basic and diluted                                           3,107         3,078         3,105          2,555
                                                              ========      ========      ========      =========

Net loss per common share:
     Basic and diluted                                        $  (1.44)     $  (0.63)     $  (3.26)     $   (0.41)
                                                              ========      ========      ========      =========

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

INTRODUCTION

     Doskocil Manufacturing Company, Inc. (the "Company" or "Doskocil") is among the leading non-food pet products companies in the United States, manufacturing a broad range of non-food pet products sold through a distribution network of more than 2,000 retailers. The following discussion should be read in conjunction with the financial statements and notes included in this report for the quarter ended March 31, 1999.

     This quarterly report of Form 10-Q/A contains certain forward-looking statements and information relating to the Company that are based on the opinion of management as well as assumptions made by and information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements: (i) the Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged, (ii) the Credit Facility and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, (iii) the Company may encounter continued difficulties or delays in completing the integration of Doskocil's and Dogloo's product offerings, systems and manufacturing; (iv) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of worldwide changes in natural gas and crude oil prices; (v) a relatively small number of customers account for a significant percentage of the Company's business; (vi) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vii) the Company has experienced difficulty fulfilling customer orders on a timely basis and may continue to experience such difficulties; (viii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (ix) the Company's results of operations have historically been seasonal; (x) the Company is highly susceptible to the effect of changes in general economic and business conditions; (xi) the Company's competitors may be more successful in introducing new product offerings, and (xii) claims or lawsuits may be brought against the Company, including claims of product liability. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 1998. The forward-looking statements, contained herein also include the statements made under the captions "Planned Actions" and "Year 2000" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in the implementation of the Company's corrective actions.

OVERVIEW - THIRD QUARTER

     During the third fiscal quarter, the Company experienced strong demand for its products with total net sales up $7.2 million and 20.7% over last year. Certain operating costs and expenses were not reduced as quickly as planned and their impact more than offset the contribution of the higher sales.

     Net Sales were higher for the third quarter in all product segments. Pet products were particularly strong, and increased 24.9% from the same quarter of the prior year. Customer order fulfillment has improved to over 90% case fill for the top 100 customers who account for over 91% of total sales. Customer backlog dropped in the third quarter from $11.7 million in December to $8.5 million in March. Past due orders for all customers dropped to approximately $3 million in March.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Gross Profit for the third quarter increased from $9.8 million last year to $12.3 million this year. The gross profit increase from net sales was partially offset by higher costs. Gross profit margin increased slightly from 28.1% in the third quarter last year to 29.3% this quarter. Cost increases, when compared to last year, as a percent of sales, were primarily in raw materials, distribution and labor, offset by lower overhead spending.

     Selling, general and administrative expense increased for the quarter from $8.4 million last year to $10.6 million, or as a percent of net sales, from 24.1% to 25.3% this year. This increase is primarily due to increased freight and selling expenses. The increase in freight was the result of higher less than truckload shipments, but recent changes have reduced freight costs and these costs are running below last year in March and April. Selling expenses were higher by $1.4 million due to increased annual sales promotion and rebate programs.

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

     The first quarter of fiscal 1999 was negatively impacted by lost time due to a physical inventory and computer problems. The second quarter of fiscal 1999 was negatively impacted by a failed software system conversion that forced the Company to re-implement its current computer system during its busiest time of the year. Failure of this conversion increased costs and hampered the Company's ability to manufacture, ship and invoice during a four-week and a significant period. (See - "Year 2000"). The third quarter continued to be impacted by higher additional operating costs.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

PLANNED ACTIONS

     The Company implemented during the third quarter a number of the steps described in the "Planned Actions" in the Form 10-Q/A for the quarter ending December 31, 1998. These actions are designed to solidify the Company's position in the marketplace with its core products while reducing its costs.

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

     INFORMATION TECHNOLOGY. The Company has contracted with Oracle to replace its Legacy enterprise resource planning software with Oracle's software that will be operated on servers bought for the earlier software implementation. The Company is using Oracle's Rapid Implementation Program and a team of their systems analysts to assist in the implementation project with a target date of early July 1999. The Company decided not to outsource its information processing and expects lower costs with the purchase of the Oracle software.

     FINANCIAL CONTROLS. The Company successfully completed a physical inventory in March 1999 and established the accuracy of its computerized inventory records for order processing and shipping.

     SALE OF TACKLE/HARDWARE BUSINESS. In April the Company received $1.3 million in proceeds from the sale of inventory and molds used to support sales of our tackle and hardware lines that management considered to be a non-core business.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     NET SALES for the third quarter were $42.0 million, well above the $34.8 million in the comparable period of the prior year, an increase of $7.2 million. The increase was primarily the result of higher pet product sales of $6.9 million and higher outside resin sales, partially offset by lower sporting goods sales of $0.4 million. Sporting goods sales decreased primarily due to the loss of two customers. Pet product sales increased on strong customer demand. For the first nine months of fiscal 1999, sales increased $15.1 million from the same period of last year primarily due to the inclusion of Dogloo net sales for the period of July through September 19, and increased pet product sales in the current quarter.

     GROSS PROFIT increased to $12.3 million in the third quarter of fiscal 1999, up from $9.8 million in the comparable period of the prior year, an increase of $2.5 million. As a percentage of net sales, gross margin decreased to 29.3% in the third quarter of fiscal 1999 from 28.1% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, inefficiencies in manufacturing and distribution. Spending levels for raw materials, outside warehousing and labor were higher than the comparable period of the prior year, while production and machine efficiency improved to expected levels.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $10.6 million in the third quarter of fiscal 1999 from $8.4 million in the comparable period of the prior year, an increase of $2.2 million or 26.2%. The increase was the result of several factors, including $1.4 million increase in advertising and promotions, higher freight costs of approximately $0.6 million and an increase in goodwill amortization of $0.1 million.

     The Company expects advertising costs to be lower over the next several quarters due primarily to lower consumer advertising programs. As a percentage of net sales, SG&A spending increased to 25.3% in the third fiscal quarter of fiscal 1999 from 24.1% in the comparable period of the prior year. For the first nine months ended March 31, 1999 SG&A expenses increased $9.2 million or 40.0% from the same period of the prior year. The increase during the nine month period was the result of several factors, including higher expenses as a result of the merger, higher freight, amortization of goodwill and advertising and promotion expenses.

     IMPAIRMENT OF LONG-LIVED ASSETS during the third quarter of fiscal 1999 includes a $1.4 million charge due to the decision to divest the Company of certain non-core business assets. This resulted in the write-down of molds ($1.3 million) and inventory ($0.1 million charged directly to cost of sales). For the nine months ended March 1999, impairment expense also includes a charge of $2.3 million as a result of the failed system conversion in the second fiscal quarter and management's assessment that the implementation costs have minimal future benefit.

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

     NET LOSS for the third quarter ended March 31, 1999 was $4.3 million, compared to net loss of $1.7 million for the comparable period of the prior year. Net loss for the nine months ended March 31, 1999 was $9.4 million, compared to a net loss of $0.1 million for the comparable period of the prior year. The change in net income primarily reflects the factors discussed above.

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

     Working Capital, defined here as current assets less current liabilities excluding current portion of long-term debt, was $8.7 million higher than June 1998 and down $7.2 million from December 1998. Working capital at March 1999 was $3.7 million lower than March 1998. The primary increases from June are reflected in inventories and accounts receivable offset by higher accounts payable. Accounts receivable increased from June 1998 primarily due to higher net sales in March 1999. Inventories increased due to planned inventory build. By working more closely with customers to develop better demand forecasts and utilizing a "pull" manufacturing philosophy, the Company is working to reduce inventories while maintaining service levels. Reducing working capital continues to be an important objective for management.

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

SUMMARY COMBINED (DOSKOCIL AND DOGLOO) HISTORICAL FINANCIAL INFORMATION

     The following table sets forth the summary historical financial information on a combined basis, for the three and nine months beginning July 1, 1998 and 1997, which is being shown for comparison purposes only:


                                                       Three Months Ended        Nine Months Ended
                                                            March 31,                March 31
                                                     ---------------------     ---------------------
(Dollars in thousands)                                 1999          1998        1999         1998
                                                     --------     --------     --------     --------
                                                    (RESTATED)                (Restated)
Pet products                                         $ 34,811     $ 27,879     $107,590     $104,568
Sporting goods and other                                4,459        4,868       14,065       17,870
Furniture and custom molding                               --          235           --          391
Outside resin sales                                     2,694        1,793        7,726        3,393
                                                     --------     --------     --------     --------
     Combined net sales                                41,964       34,775      129,381      126,222
Cost of goods sold                                     29,661       25,004       89,871       83,382
                                                     --------     --------     --------     --------
     Gross profit                                      12,303        9,771       39,510       42,840
Selling, general and administrative expense            10,599        8,374       32,033       25,919
Impairment of long-lived assets                         1,254           --        3,587           --
                                                     --------     --------     --------     --------
     Operating income                                     450        1,397        3,890       16,921
Adjustments:
Depreciation, amortization and impairment               3,710        2,825       11,392        8,585
                                                     --------     --------     --------     --------
     EBITDA (1)                                      $  4,160     $  4,222     $ 15,282     $ 25,506
                                                     --------     --------     --------     --------

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

                       DOSKOCIL MANUFACTURING COMPANY, INC

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF FIRST THREE FISCAL QUARTERS:

The following table summarizes the first three fiscal quarters of 1999 (unaudited):

                                            Three Months Ended
                                  -------------------------------------  Nine Months Ended
                                  September 30,  December 31,  MARCH 31,     March 31,
(Dollars in thousands)                1998          1998         1999          1999
                                  ------------   -----------   --------      --------
                                                              (RESTATED)
Pet Products                        $ 32,378     $ 40,401      $ 34,811      $107,590
Sporting goods                         5,219        4,387         4,459        14,065
Outside resin sales                    2,378        2,654         2,694         7,726
                                    --------     --------      --------      --------
     Net sales                        39,975       47,442        41,964       129,381
Cost of goods sold                    24,349       35,861        29,661        89,871
                                    --------     --------      --------      --------
     Gross profit                   $ 15,626     $ 11,581      $ 12,303      $ 39,510
Selling, general and
     administrative expense            9,280       12,154        10,599        32,033
Impairment of long-lived assets           --        2,333         1,254         3,587
                                    --------     --------      --------      --------
     Operating income (loss)           6,346       (2,906)          450         3,890
Adjustments:
Depreciation, amortization and
     impairment                        2,779        4,903         3,710        11,392
                                    --------     --------      --------      --------
     EBITDA(1)                      $  9,125     $  1,997      $  4,160      $ 15,282
                                    --------     --------      --------      --------

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10.1*  Second Amendment to Credit Agreement, dated May 14, 1999

    27      Amended Financial Data Schedule (for electronic filing only)

(b) Reports on Form 8-K:

    No reports were filed on Form 8-K during the quarter for which this report is filed.

    * Previously filed with original Form 10-Q for March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOSKOCIL MANUFACTURING COMPANY, INC. (Registrant)

                                    /s/ Larry e. Rembold
                                    ---------------------------------------
Date: October 13, 1999              Larry E. Rembold
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ John J. Casey
Date: October 13, 1999              ---------------------------------------
                                    John J. Casey
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
 Number                                Description
-------                                -----------
  27                Financial Data Schedule (for electronic filing only)