Form 10-Q
period 1999-09-30
DOSKOCIL MANUFACTURING CO INC
filed 1999-11-19
CIK 1046628

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                          COMMISSION FILE NO. 333-37081

                      DOSKOCIL MANUFACTURING COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)

TEXAS                                                                75-1281683
(State of Incorporation)                   (I.R.S. Employer Identification No.)

4209 BARNETT BOULEVARD
ARLINGTON, TEXAS                                                          76017
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code:               (817)467-5116

-------------------------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES [ X ] NO [   ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT SEPTEMBER 30, 1999, WAS 3,154,644.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                    PAGE
                                                                                                   NUMBER

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Statements of Operations..........................................................    3

               Balance Sheets....................................................................    4

               Statements of Cash Flows..........................................................    5

               Notes to Financial Statements.....................................................    6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS ............................................................   12

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.........................   18


PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................   19

SIGNATURES.......................................................................................   20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30,
                                                                 ------------------------------
(In thousands, except per share amounts)                             1999              1998
                                                                 ------------      ------------
Net sales ..................................................     $     37,200      $     39,975
Cost of goods sold .........................................           25,720            22,604
                                                                 ------------      ------------
     GROSS PROFIT ..........................................           11,480            17,371

Selling, general and administrative expense ................           12,685            11,025
                                                                 ------------      ------------
     OPERATING (LOSS) INCOME ...............................           (1,205)            6,346

Other (income) expense:
    Net interest expense ...................................            4,677             4,205
     Other, net ............................................             (433)                4
                                                                 ------------      ------------

     INCOME (LOSS) BEFORE INCOME TAXES .....................           (5,449)            2,137

Income tax provision .......................................               --               915
                                                                 ------------      ------------
     NET (LOSS) INCOME .....................................           (5,449)            1,222

Preferred stock dividends ..................................              229               229
                                                                 ------------      ------------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS ......     $     (5,678)     $        993
                                                                 ============      ============

NET (LOSS) INCOME PER COMMON SHARE (BASIC AND DILUTED) .....     $      (1.81)     $       0.32
                                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................            3,139             3,104
                                                                 ============      ============


                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                                                              September 30,     June 30,      September 30,
(Dollars in thousands)                                                            1999            1999            1998
                                                                              -------------    ----------     -------------
                                                                               (Unaudited)                     (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents ...........................................     $       --      $      114      $       20
     Accounts receivable, less allowance for doubtful accounts
        of $1,129, $1,090 and $300 .......................................         24,189          20,747          24,734
     Inventories (Note 6) ................................................         28,762          26,161          30,306
     Other current assets  (September and June 1999 includes $0.8 million
          and September 1998 includes $.6 million from shareholders)......          1,751           1,684           2,557
                                                                               ----------      ----------      ----------
          Total current assets ...........................................         54,702          48,706          57,617

Property, plant and equipment, less accumulated depreciation of
          $45,676, $43,667 and $46,311 ...................................         55,077          53,602          54,495
Fixed assets held for sale ...............................................             --           3,259           3,259
Goodwill .................................................................         51,460          51,920          58,237
Debt issuance costs ......................................................          4,205           4,390           4,913
Other assets .............................................................          2,017           1,825           1,877
                                                                               ----------      ----------      ----------
          Total assets ...................................................     $  167,461      $  163,702      $  180,398
                                                                               ==========      ==========      ==========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable ....................................................     $    8,621      $    7,682      $   10,663
     Accrued liabilities (September and June 1999 includes $0.9 million
          to shareholders) ...............................................          5,290           4,308           8,576
     Current portion of long-term debt ...................................         12,228           8,514           5,375
     Accrued interest ....................................................          1,608           3,169             334
     Accrued taxes .......................................................            784             573             522
     Payroll and benefits payable ........................................          3,562           3,359           3,376
     Additional credit facility ..........................................          7,000              --              --
                                                                               ----------      ----------      ----------
          Total current liabilities ......................................         39,093          27,605          28,846

Line of credit ...........................................................         24,700          22,900          11,900
Long-term debt ...........................................................         66,296          70,381          76,750
Senior subordinated notes ................................................         85,000          85,000          85,000
                                                                               ----------      ----------      ----------
        Total liabilities ................................................        215,089         205,886         202,496

Shareholders' (deficit) equity:
     Series C preferred stock, no par value:  authorized shares--
          25,000,000, issued and outstanding--9,161,567 ..................          9,161           9,161           9,161
     Common stock, no par value:  authorized shares--15,000,000, issued and outstanding--3,154,644 at September 30, 1999;
          3,104,644 at June 30, 1999 and 3,103,144 at September 30,
          1998 ...........................................................         34,288          34,283          34,262
     Accumulated deficit .................................................        (91,077)        (85,628)        (65,521)
                                                                               ----------      ----------      ----------
          Total shareholders' deficit ....................................        (47,628)        (42,184)        (22,098)
                                                                               ----------      ----------      ----------
          Total liabilities and shareholders' (deficit) equity ...........     $  167,461      $  163,702      $  180,398
                                                                               ==========      ==========      ==========

                             See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                         --------------------------
(Dollars in thousands)                                                                      1999            1998
                                                                                         ----------      ----------
OPERATING ACTIVITIES:
    Net (loss) income ..............................................................     $   (5,449)     $    1,222
    Adjustments to reconcile net (loss) income to net cash used in operating activities ...................................................................
    Depreciation and amortization ..................................................          2,616           2,779
    Amortization of debt issuance costs ............................................            184             245
    Deferred income taxes ..........................................................             --             915
    Gain on sale of assets .........................................................           (423)             --
    Changes in:
        Receivables ................................................................         (3,442)         (6,384)
        Inventories ................................................................         (2,601)         (8,891)
        Payables ...................................................................            939           6,034
        Accrued liabilities and other ..............................................           (385)         (4,530)
                                                                                         ----------      ----------
        Net cash used in operating activities ......................................         (8,561)         (8,610)
                                                                                         ----------      ----------

INVESTING ACTIVITIES:
    Capital expenditures ...........................................................         (2,531)         (5,061)
    Increase in other assets .......................................................            (33)            (25)
    Net proceeds from sale of assets ...............................................          3,617              --
                                                                                         ----------      ----------
        Net cash provided by (used in) investing activities ........................          1,053          (5,086)
                                                                                         ----------      ----------

FINANCING ACTIVITIES:
    Payments of long-term debt .....................................................         (1,344)            (94)
    Proceeds from revolving credit agreement .......................................          1,800          11,900
    Proceeds from additional credit facility .......................................          7,000              --
    Other debt payments ............................................................            (67)             --
    Proceeds from sale of common stock .............................................              5              --
                                                                                         ----------      ----------
        Net cash provided by financing activities ..................................          7,394          11,806
    Net decrease in cash and cash equivalents ......................................           (114)         (1,890)
    Cash and cash equivalents at beginning of period ...............................            114           1,910
                                                                                         ----------      ----------
    Cash and cash equivalents at end of period .....................................     $       --      $       20
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

     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. Interim results are not based on physical counts of inventory and therefore, include estimates to arrive at cost of goods sold for the period. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

     Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation. The Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products.

     Since the Merger, the Company has experienced difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, a surge in customer demand, low machine efficiency and the need to outsource certain production and a failed information systems conversion. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and a liquidity shortage. In July 1999, the Company implemented a new enterprise resource planning system to assist in alleviating some of these difficulties.

     The Company is highly leveraged and has relied upon debt financing to provide for working capital and certain capital expenditures. Furthermore, as a result of the above difficulties, the Company was unable in December 1998, March 1999, June 1999 and September 1999 to meet the debt covenants required by the Credit Facility (as defined in Note 5). In October 1999, the Company amended the Credit Facility and entered into an additional revolving credit agreement (the "Additional Credit Facility") which provides for borrowings up to $15.0 million and matures on September 30, 2000. In connection with amending the Credit Facility, certain shareholders purchased $5.0 million of preferred stock with detachable warrants and guaranteed the Additional Credit Facility.

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

     The Credit Facility, as amended, waived all past covenant violations and established new covenants. In connection with renegotiating its debt agreement, the Company, based on its operating plan and the Additional Credit Facility, expects to be able to fund operations and comply with the revised covenants through at least the first quarter of fiscal 2001. However, no assurance can be given that the Company will achieve its operating plan and there can be no assurance that factors or events currently known or unknown will not negatively impact the Company's ability to operate within its plan. As is normally the case in credit relationships, a failure to comply with the covenants contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions.

NOTE 2. ACCOUNTING STANDARDS

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

     The Merger was accounted for as a purchase transaction under generally accepted accounting principles and, accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired. This purchase price allocation resulted in goodwill of approximately $57.3 million which is being amortized on the straight line basis over 30 years.

     Concurrent with the consummation of the Merger, the Company issued 10 1/8% Senior Subordinated Notes (the "Notes" ) due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998 effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the indebtedness and other restricted payments, as defined, and contains cross default provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million will be amortized over the term of the Subordinated Notes and the Credit Facility.

NOTE 5. LONG TERM DEBT

     Concurrent with the consummation of the Merger, the Company entered a Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility which has been reduced to $24.7 million (the "Revolving Credit Facility") and includes a subfacility for swingline borrowings and a sublimit for letters of credit. As of September 30, 1999, the principal amount outstanding on tranche A was $40.0 million, on tranche B was $36.8 million and $24.7 million on the revolving credit facility. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

     Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.50% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 1.50% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility; provided that, pursuant to the Second Amendment (defined below), the interest rate margins described above have been increased by 0.50% per annum from the date of the Second Amendment through and including December 31, 1999; provided, however, the interest rates for the Revolving Credit Facility and Tranche A Term Loan are subject to several quarter point reductions in the event the Company meets certain performance targets.

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

     Amendments to the Credit Facility. At December 31, 1998 the Company was not in compliance with certain financial covenants. The Company entered into an amendment to the Credit Facility as of February 10, 1999 (the "First Amendment") which provided, among other matters, for the waiver of such covenant defaults, the revision of certain existing financial covenants, including the addition of minimum EBITDA requirements in place of the maximum leverage ratio and interest rate increases of approximately 0.75% per annum.

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

     As of March 31, 1999 the Company was not in compliance with the interest coverage ratio, the fixed charge coverage ratio and the minimum EBITDA requirement. The Company entered into a second amendment to the Credit Facility in May 1999 (the "Second Amendment"). The Second Amendment provided, among other things, for the waiver of the March 31, 1999 defaults and lowered June 30 and September 30 interest coverage ratios, fixed charge coverage ratios and minimum EBITDA requirements and also provides for a 0.50% interest rate increase on all loans outstanding under the Credit Facility from the date of the second Amendment through and including December 31, 1999.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

     On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with BankAmerica, N.A. (the "Additional Lender"). The Additional Credit Facility is a senior revolving credit facility which the Company entered into on August 12, 1999. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's existing Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 12, 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased from $10.0 million to $15.0 million. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus
(iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.

     In order to induce the Additional Lender to provide the Additional Credit Facility, Westar Capital LP and Westar Capital II LLC (together, the "Westar Funds") have entered into a Continuing Guaranty dated as of August 12, 1999 (the "Guaranty") and a Pledge Agreement dated as of August 12, 1999 (the "Pledge Agreement") pursuant to which, from time to time in the discretion of the Westar Funds, the Westar Funds may guarantee loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital II LLC has pledged $5 million to secure its obligations under the Guaranty. In addition, Twelve D Limited, a limited partnership controlled by Benjamin L Doskocil, Sr. ("TDL"), has entered into a Reimbursement Agreement dated as of August 12, 1999 (the "Reimbursement Agreement") with the Westar Funds pursuant to which TDL has agreed to reimburse the Westar Funds for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

     The Company was not in compliance with certain financial covenants at June 30, 1999, including the interest coverage ratio, fixed charge coverage ratio, and the minimum EBITDA requirements of the existing Credit Facility. On October 12, 1999, the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment"). The Fourth Amendment provides, among other things, for the waiver of all financial covenant ratios for September 30, 1999 and all fiscal quarters prior thereto, and, commencing with the fiscal quarter ending on December 31, 1999, raises the maximum leverage ratio and lowers each of (i) the minimum fixed charge coverage ratio, (ii) the interest coverage ratio and (iii) the minimum EBITDA. Additionally, the Fourth Amendment (i) adds a covenant for senior leverage commencing with the fiscal quarter ending on September 30, 2000,
(ii) adds a covenant prohibiting the principal amount of all loans outstanding under the existing Credit Facility from exceeding (a) $96,000,000 as of the last day of each fiscal quarter through June 30, 2000, and (b) thereafter, the lesser of (x) $96,000,000 and (y) the Company's EBITDA for the four consecutive fiscal quarters immediately preceding the date of calculation, times 3.0, and (iii) reduces the maximum amount of the "Revolving Credit Commitment" to $24.7 million. At October 13, 1999, after giving effect to the Fourth Amendment, and application of proceeds from the sale of Series D Preferred Stock, there is outstanding $37.3 in principal amount of tranche A term loans, $34.5 in principal amount of tranche B term loans and $24.7 in principal amount of the revolving credit facility.

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

     The Credit Facility also contains additional restrictions which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. There is no assurance that the Company will be able to comply with the financial or other covenants set forth in the Credit Facility. A failure to comply with the obligations contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-defaults. While management expects to meet all covenants in the future, there is no assurance the Company will do so.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

NOTE 6. INVENTORIES

     Inventories consist of the following:

                                  September 30,     June 30,      September 30,
(In thousands)                        1999            1999            1998
                                  ------------    ------------    ------------
Finished Goods                    $     19,197    $     15,503    $     15,579
Work-in-Process                          1,768           1,291           2,170
Raw Materials                            7,796           9,367          12,385
Supplies                                     1              --             172
                                  ------------    ------------    ------------
     Net inventories              $     28,762    $     26,161    $     30,306
                                  ============    ============    ============

NOTE 7. INCOME TAXES

     The effective tax rate for the three months ended September 30, 1999 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. The estimated effective tax rate was 43% for the three months ended September 30, 1998, which includes an adjustment for the amortization of Dogloo goodwill that is not deductible for tax purposes. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Dogloo merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Dogloo merger will be recognized as a reduction of income tax expense.

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

NOTE 9. NET (LOSS) INCOME PER SHARE

     Net (loss) income per share for the three months ended September 30, 1999 and 1998 are calculated as follows:


                                                                      Three Months Ended
                                                                         September 30,
                                                                 ------------------------------
(In thousands except per share data)                                  1999              1998
                                                                 ------------      ------------

Net (loss) income attributable to common stockholders            $     (5,678)     $        993
Average shares outstanding during the period                            3,139             3,104
Net (loss) income per share (basic and diluted)                  $      (1.81)     $        .32
                                                                 ------------      ------------


NOTE 10. COMPREHENSIVE INCOME

     For the first and second quarter of fiscal 2000 and 1999, there were no differences between comprehensive income and net income.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Doskocil Manufacturing Company, Inc. (the "Company") is among the leading plastic pet products companies in the United States, manufacturing a broad range of plastic and other pet products sold through a distribution network of more than 2,000 retailers. The following discussion should be read in conjunction with the financial statements and notes for the quarter ended September 30, 1999 included in this report. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

     This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on opinion of management as well as assumptions made by an information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these and similar statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements; (i) the Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged, (ii) the Credit Facility, the Additional Credit Facility, and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, (iii) the Company has and may continue encounter continued difficulties or delays in completing the integration of Doskocil's and Dogloo's product offerings, systems, and manufacturing; (iv) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of world wide changes in natural gas and crude oil prices; (v) a relatively small number of customers account for a significant percentage of the Company's business; (vi) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vii) the Company has experienced difficulty fulfilling customer orders on a timely basis and may continue to experience such difficulties; (viii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (ix) the Company's results of operations have historically been seasonal; (x) the Company is highly susceptible to the effect of changes in general economic and business conditions; (xi) the Company's competitors may be more successful in introducing new product offerings, and (xii) claims or lawsuits may be brought against the Company, including claims of product liability. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 1999 and the risk factors described there are incorporated herein by reference. The forward-looking statements contained herein also include the statements made under the captions "Outlook" and "Year 2000" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in implementation of the Company's corrective actions.

OVERVIEW - FIRST QUARTER

     First quarter results were lower than the same period last year. Last year's first quarter benefited from several non-recurring events, including positive inventory adjustments and insurance proceeds, that improved results. This year's results were unfavorably impacted by four factors discussed below including lower sales, unfavorable inventory adjustments due to shipping and receiving problems, higher labor costs and higher costs for inbound freight and outside warehousing and fulfillment costs. These problems will continue to unfavorably impact future results until and unless they are addressed satisfactorily.

     During July, 1999, the Company commenced implementation of a new financial, manufacturing and distribution hardware and software system. The implementation was accomplished with the assistance of vendor consultants under a fast track methodology. This methodology required that the system be configured on a standard basis and the Company's ability to configure the system to conform to its procedures and methods of operation was strictly limited. The standard configuration and the absence of sufficient time to effectively train the user community have resulted in certain system-created impairments to efficient operation of the system and other operational issues which are continuing. In addition to the enterprise resource software, the Company installed and implemented a warehouse management system at the same time. This system required an interface to be created to operate the systems together. The interface between the systems has been only marginally effective and has resulted in inefficiencies in the processing of customer orders and the shipping and invoicing of those orders. The Company believes it has identified the issues to be addressed and is working with the software vendors and consultants to remedy the ongoing system processing issues.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     In October 1999, the Company completed amendments to its bank debt. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     NET SALES decreased to $37.2 million in the first quarter of fiscal 2000 from $40.0 million in the comparable period of the prior year, a decrease of $2.8 million. The decrease was primarily the result of lower pet product sales of $1.1 million, lower sport sales of $1.1 million and lower outside resin sales. The reduction in pet sales resulted from the impact of promotional activity in June 1999. The decline in sport sales was primarily due to reduced listings at two customers and lower sales due to the disposition of non-core assets in the last half of fiscal 1999. In addition, the system implementation discussed above resulted in an increase in the time required to process and ship orders and has consequently caused an increase in the Company's sales backlog.

     GROSS PROFIT decreased to $11.5 million in the first quarter of fiscal 2000 from $17.4 million in the comparable period of the prior year, a decrease of $5.9 million. As a percentage of net sales, gross margin decreased to 30.9% in the first quarter of fiscal 2000 from 43.5% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was negatively affected by inefficiencies in manufacturing and distribution including unfavorable inventory adjustments due to shipping and receiving problems and higher scrap. Spending levels for inbound freight, outside warehousing and labor were higher than the comparable period of the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $12.7 million in the first quarter of fiscal 2000 from $11.0 million in the comparable period of the prior year, an increase of $1.7 million or 15.5%. As a percentage of net sales, S,G&A spending increased to 34.1% in the first fiscal quarter of fiscal 2000 from 27.6% in the comparable period of the prior year. The increase was the result of several factors including $0.3 million of severance costs related to the former CEO, $.8 million higher shipping costs and increased professional fees and services related to the refinancing of the bank debt. These increases were somewhat offset by lower freight, advertising and insurance costs.

     OTHER INCOME for the first quarter of fiscal 2000 includes a $0.4 million gain on the sale of the Indianapolis facility.

     INTEREST EXPENSE increased to $4.7 million in the first quarter of fiscal 2000 from $4.2 million in the comparable period of the prior year. The increase is primarily due to increased debt balance on both the Revolving Credit Facility and the Additional Credit Facility.

     PROVISION FOR INCOME TAXES the first quarter ended September 30, 1998 was $0.9 million. The effective tax rate was 43%, primarily due to the amortization of Dogloo goodwill which is not deductible for tax purposes. There was no provision for income taxes for the quarter ended September 30, 1999 due to a net operating loss generated during the period. The tax benefit associated with the net operating loss has been offset by a valuation allowance. The balance sheet dated June 30, 1999 and September 30, 1999 included a valuation allowance of approximately $9.0 million and $10.9 million, respectively, for deferred tax assets as of the purchase date and also includes deferred tax assets included in the provision for income taxes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     NET LOSS for the quarter ended September 30, 1999, was $5.4 million compared to net income of $1.2 million for the comparable period of the prior year, a decrease of $6.6 million. The change in net income primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt outstanding on September 30, 1999 increased by $8.4 million from June 30, 1999, due primarily to additional borrowings against the Company's revolving credit agreements. Total outstanding debt is comprised of bank borrowings of $108.5 million and Subordinated Notes of $85.0 million. At September 30, 1999, the bank borrowings are comprised of a Term Loan Facility of $76.8 million, a Revolving Credit Facility of $24.7 million, the maximum amount allowable under the fourth amendment to the credit agreement and an Additional Credit Facility of $10.0 million, of which $7.0 million was outstanding. The Additional Credit Facility is guaranteed by certain shareholders. Note 4 to the Financial Statements outlines the terms and conditions of the Subordinated Notes. At September 30, 1999 the Company had $3.0 million of availability on the Revolving Credit Facility and the Additional Credit Facility (together the "Revolving Credit Facilities"). Proceeds from the sale of Series D Preferred Stock was applied to the Term Loan Facility. In addition, the fourth amendment to the credit agreement increased the maximum amount of borrowings under the Additional Credit Facility to $15.0 million.

     Because 50% of the Company's outstanding borrowings at September 30, 1999 and the additional availability from the Revolving Credit Facility and the Additional Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at September 30, 1999, was 9.0%.

     Management anticipates incurring capital expenditures for the fiscal year ending June 30, 2000, of approximately $10.0 million relating to upgraded machinery, tooling and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facilities.

     The Company believes cash provided by operations, equipment leases and cash available under existing credit facilities will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

     The Company's Term Loan Facility and Revolving Credit Facility, as amended, contain a number of financial covenants that require the Company to meet certain financial ratios and tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, minimum EBITDA and maximum senior debt and total debt leverage ratios. On October 12, 1999 the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment"). The Fourth Amendment provides, among other things, for the waiver of all financial covenant ratios for the quarter ended September 30, 1999. (See Note 5 to the Financial Statements for terms and conditions of new bank agreement.)

     The Company's continued ability to satisfy its loan covenants depends, in part, on the amount of time required to successfully address the difficulties described above and below. (See also "Outlook") Until corrected, the impact of these difficulties on the Company's financial performance will adversely affect the Company's ability to satisfy its financial covenants. In the event the Company is unable to meet certain of its financial covenants, the Company anticipates requesting waivers and/or amendments to its Term Loan Facility, Revolving Credit Facility and Additional Credit Facility and if necessary, seeking additional equity. There is no certainty that waivers and/or amendments to its loan agreements could be obtained or that the Company can raise additional equity. There is no commitment or obligation on the part of any shareholder of the Company to provide additional equity to the Company.

     The Company and certain of its shareholders, including Westar Capital and HBI Financial Inc., and partners, officers and affiliates of such shareholders and the Company, may from time to time make open market and privately negotiated purchases of the Subordinated Notes. The timing and amount of such purchases, if any, will depend upon a variety of matters including, but not limited to, the trading price of the Subordinated Notes and restrictions contained in the Company's debt agreements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

OUTLOOK

     The Company believes that it is entering its second quarter with improved operational capabilities from the prior year in several key areas. The Company's largest customers have experienced improved customer service in the first quarter and the first part of the second quarter. June promotional activity, careful planning of production, the SKU reduction and higher inventory levels have contributed to achieving higher service levels and to mitigating some of the impact of the system conversion problems. Finished goods continue at higher levels than last year, giving the Company the potential to achieve its sales targets.

     Operationally, the Company has moved into additional new plant facilities and acquired new equipment to increase capacity. Its warehouse facilities, systems and management are improved and capable of meeting increased sales levels.

     Costs have decreased in several areas, including advertising, insurance, raw materials, equipment rentals and freight. The Company has initiated a program to streamline and reduce costs by reducing SKUs and converting smaller customers to distributors. The Company's finance and accounting management has been strengthened.

     There are several issues still facing the Company including below targeted production levels, higher inventory and working capital demands and higher warehousing and labor costs. Systems problems continue to distract management and delay the implementation of cost cutting programs. Warm weather has slowed consumer purchases of pet shelters which could impact the second quarter. The price of oil continues to increase and could cause resin prices to be higher than expected.

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

     STATE OF READINESS. In 1997, the Company began a project to upgrade virtually all of its computer systems, including changes to address the Year 2000 problem. The systems upgrade program covered a wide array of computing applications, including financial, manufacturing and distribution systems, as well as ancillary systems such as factory control, electronic data interchange, e-mail, and desktop computers. To date, the Company has replaced significant aspects of its information systems infrastructure, including computer room facilities such as air conditioning and alarm systems, communications network facilities (including data switches and telephone switches), desktop computers, ancillary business systems and the computerized process of scheduling systems for the production equipment and servers. The Company has completed a comprehensive review of possible Year 2000 impacts on production and operational support areas of the Company. This review of all non-information technology systems and equipment has revealed no material non-compliance problems. All major molding equipment and control systems have no compliance issues or their control system is not dependent on a microprocessor.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     In October 1998, the Company attempted to implement a new manufacturing, distribution and financial hardware and software system to replace the Company's current mainframe system, which is not Year 2000 compliant. This attempted implementation encountered complications and the decision was made to pursue other alternatives and return to its previous system. In July 1999 the Company commenced the implementation of financial, manufacturing and distribution modules, which are Y2K compliant.

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

     YEAR 2000 COSTS. The Company originally estimated the cost of its entire information systems upgrade, including Year 2000 compliance, to be approximately $3.6 million. Due to the complications encountered with the implementation, the Company has increased its budget for the entire project to approximately $6.5 million. Most of the costs of the Company's information systems upgrade will be capitalized and amortized over a period not to exceed five years. Over the last two years and a half years, capital expenditures for this project were approximately $6.5 million, of which $2.3 million of these costs had minimal future benefit and were charged to expense in fiscal 1999 as the result of the failed system conversion. The remaining project costs will be financed through the cash flow from operations and the Revolving Credit Facilities.

     YEAR 2000 RISKS. The Company is contacting certain of its material suppliers and vendors to determine whether they are taking reasonable precautions against potential Year 2000 problems and seeking to determine whether any material delays or disruptions in their ability to supply good sand services to the Company are likely to occur. Despite these efforts, the Company cannot guarantee that it will not experience any problems in the Year 2000.

     Business operations depend largely upon daily interaction with numerous third parties over which the Company exercises no control. The Company believes third party compliance is its greatest risk in terms of magnitude. The situation presents a very large challenge for all businesses. Management believes the Company is acting reasonably to meet that challenge. If there are infrastructure failures such as disruptions in the supply of electricity, water or communications services, or major institutions, such as the government or banking systems, are unable to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


of all new derivatives as either assets or liabilities at fair value. The Company does not anticipate the effect of the adoption to have a material impact on either financial position or results of operations.

Comparison of first quarters' EBITDA.

The following table summarizes the first quarter of fiscal 1999 and 2000:

                                                      Three Months Ended September 30
                                                      -------------------------------
(In thousands)                                             1999             1998
                                                       ------------     ------------
Pet products .....................................     $     31,248     $     32,378
Sporting goods ...................................            4,126            5,219
Outside resin sales ..............................            1,826            2,378
                                                       ------------     ------------
     Net sales ...................................     $     37,200     $     39,975
Cost of goods sold ...............................           25,720           22,604
                                                       ------------     ------------
     Gross profit ................................     $     11,480     $     17,371
Selling, general and administrative expense ......           12,685           11,025
                                                       ------------     ------------
     Operating (loss) income......................     $     (1,205)    $      6,346
Adjustments:
Depreciation, amortization and impairment ........            2,616            2,779
                                                       ------------     ------------
     EBITDA ......................................     $      1,411     $      9,125


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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended June 30, 1999.

                      DOSKOCIL MANUFACTURING COMPANY, INC.


PART II   OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27 -         Financial Data Schedule (for electronic filing only)

     10.35        Statement of Designation of Series D Preferred Stock

     10.36        Guaranty Warrant Agreement

     10.37        Preferred Stock and Warrant Purchase Agreement

(b)  Reports on Form 8-K:

     Form 8-K dated July 21, 1999 reported under Item 5, "Other Events," the announcement of appointment of the Company's new President and Chief Executive Officer.

     Form 8-K dated September 24, 1999 reported under Item 5, "Other Events," the announcement of an Additional Credit Facility and the disposition of the Indianapolis facility.

                      DOSKOCIL MANUFACTURING COMPANY, INC.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOSKOCIL MANUFACTURING COMPANY, INC.
                                        (Registrant)



     Date:   November 19, 1999          /s/ Larry E. Rembold
                                        --------------------------------------
                                        Larry E. Rembold
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



     Date:   November 19, 1999          /s/ John J. Casey
                                        --------------------------------------
                                        John J. Casey
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                       DESCRIPTION
     -------                      -----------

     27 -         Financial Data Schedule (for electronic filing only)

     10.35        Statement of Designation of Series D Preferred Stock

     10.36        Guaranty Warrant Agreement

     10.37        Preferred Stock and Warrant Purchase Agreement