Form 10-Q
period 1999-12-31
DOSKOCIL MANUFACTURING CO INC
filed 2000-02-14
CIK 1046628

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1999

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

                                YES [ X ] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT DECEMBER 31, 1999, WAS 3,154,644.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  SEC FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                           PAGE
                                                                                          NUMBER

PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Statements of Operations.............................................         3

               Balance Sheets.......................................................         4

               Statements of Cash Flows.............................................         5

               Notes to Financial Statements........................................         6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS................................................        12

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............        17


PART II.       OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................        18

SIGNATURES..........................................................................        19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Months Ended        Six Months Ended
                                                              December 31,            December 31,
                                                          --------------------    -------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1999        1998        1999        1998
                                                        --------    --------    --------    --------
          Net sales .................................   $ 47,159    $ 47,442    $ 84,359    $ 87,417

          Cost of goods sold ........................     29,110      33,599      54,830      56,203
                                                        --------    --------    --------    --------
               GROSS PROFIT .........................     18,049      13,843      29,529      31,214


          Selling, general and administrative expense     11,909      14,416      24,594      25,441

          Impairment of long-lived assets ...........        778       2,333         778       2,333
                                                        --------    --------    --------    --------
               OPERATING INCOME(LOSS) ...............      5,362      (2,906)      4,157       3,440


          Other (income) expense:

               Net interest expense .................      6,095       4,408      10,772       8,613

               Other, net ...........................         --           7        (433)         11
                                                        --------    --------    --------    --------

               LOSS BEFORE INCOME TAXES .............       (733)     (7,321)     (6,182)     (5,184)


          Income tax provision ......................         --        (915)         --          --
                                                        --------    --------    --------    --------
               NET LOSS .............................       (733)     (6,406)     (6,182)     (5,184)


          Preferred stock accretion .................         34                      34

          Preferred stock dividends .................        359         229         588         458
                                                        --------    --------    --------    --------

          NET LOSS ATTRIBUTABLE TO COMMON
          SHAREHOLDERS ..............................   $ (1,126)   $ (6,635)   $ (6,804)   $ (5,642)
                                                        ========    ========    ========    ========


          NET LOSS PER COMMON SHARE (BASIC AND
          DILUTED) ..................................   $  (0.36)   $  (2.14)   $  (2.16)   $  (1.82)
                                                        ========    ========    ========    ========



          WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    $  3,155    $  3,104    $  3,147    $  3,104
                                                        ========    ========    ========    ========


                             See accompanying notes.

                       DOSKOCIL MANUFACTURING COMPANY, INC

                                 BALANCE SHEETS



                                                                                        DECEMBER 31,  JUNE 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                                     1999         1999         1998
                                                                                         ---------    ---------    ---------
                                                                                        (UNAUDITED)               (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents ......................................................   $   5,623    $     114    $   3,318
     Accounts receivable, less allowance for doubtful accounts
          of $686, $1,090 and $313 ..................................................      21,778       20,747       25,921
     Inventories (Note 6) ...........................................................      27,862       26,161       27,948
     Other current assets ...........................................................       1,516        1,684        1,301
                                                                                        ---------    ---------    ---------
          Total current assets ......................................................   $  56,779    $  48,706    $  58,488


Property, plant and equipment, less accumulated depreciation of
          $47,822, $43,667 and $43,958 ..............................................      53,341       53,602       52,282
Fixed assets held for sale ..........................................................          --        3,259        3,259
Goodwill ............................................................................      50,999       51,920       58,643
Debt issuance costs .................................................................       6,680        4,390        4,667
Other assets (December and June 1999 includes $0.8 million and December 1998
          includes $0.7 million from shareholders) ..................................       1,949        1,825        1,854
                                                                                        ---------    ---------    ---------
          Total assets ..............................................................   $ 169,748    $ 163,702    $ 179,193
                                                                                        =========    =========    =========



                      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable ...............................................................   $   6,207    $   7,682    $   6,473
     Accrued liabilities (Includes $1.4 million at December 1999,
       $0.9 million at June 1999 and $0.6 million at December 1998 to shareholders)..       6,248        4,308        9,410
     Current portion of long-term debt ..............................................       9,455        8,514        6,375
     Accrued interest ...............................................................       2,744        3,169        2,547
     Accrued taxes ..................................................................         455          573          593
     Payroll and benefits payable ...................................................       3,125        3,359        3,433
     Additional credit facility .....................................................       8,000           --           --
                                                                                        ---------    ---------    ---------
          Total current liabilities .................................................      36,234       27,605       28,831

Revolving credit facility ...........................................................      24,700       22,900       19,400
Long-term debt and capital leases ...................................................      63,817       70,381       74,406
Senior subordinated notes ...........................................................      85,000       85,000       85,000
                                                                                        ---------    ---------    ---------
          Total liabilities .........................................................   $ 209,751    $ 205,886    $ 207,637


Shareholders' (deficit) equity:
     Preferred stock, no par value: authorized 2,434,465, none issued or outstanding
     Series B redeemable  preferred stock, no par value: authorized shares--
          10,224,255, none issued or outstanding ....................................          --           --           --
     Series C redeemable  preferred stock, no par value:  authorized shares--
          11,841,280, issued and outstanding--9,161,567 .............................       9,161        9,161        9,161
     Series D redeemable preferred stock, $100 liquidation preference, no par values, net of discount: authorized shares--500,000, issued and
          outstanding--50,000 .......................................................       4,213           --           --

     Paid in capital ................................................................       4,180           --           --
     Common stock, no par value:  authorized shares--15,000,000, issued and outstanding--3,154,644 at December 31, 1999;
          3,104,644 at June 30, 1999 and 3,107,144 at December 31, 1998 .............      34,288       34,283       34,322

       Accumulate deficit ...........................................................     (91,845)     (85,628)     (71,927)
                                                                                        ---------    ---------    ---------

          Total shareholders' deficit ...............................................     (40,003)     (42,184)     (28,444)
                                                                                        ---------    ---------    ---------
          Total liabilities and shareholders' (deficit) equity ......................   $ 169,748      163,702    $ 179,193
                                                                                        =========    =========    =========


                             See accompanying notes

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                         ---------------------
                 (DOLLARS IN THOUSANDS                                                      1999        1998
                                                                                         ----------  ---------
                 OPERATING ACTIVITIES:
                     Net loss.....................................................       $ (6,182)      $ (5,184)
                     Adjustments to reconcile net loss to net cash used in
                         operating activities.....................................
                     Depreciation and amortization................................          5,346          5,349
                     Amortization of debt issuance costs..........................          1,068            491
                     Gain on sale of assets.......................................           (423)            --
                     Impairment of long-lived assets..............................            778          2,333
                     Changes in:
                         Receivables..............................................         (1,031)        (7,571)
                         Inventories..............................................         (1,701)        (6,533)
                         Payables.................................................         (1,475)         1,844
                         Accrued liabilities and other............................          1,186           (150)
                                                                                         --------       --------
                         Net cash used in operating activities....................         (2,434)        (9,421)
                                                                                         ---------      --------

                 INVESTING ACTIVITIES:
                     Capital expenditures.........................................         (3,785)        (7,168)
                     Increase in other assets.....................................            (33)           (25)
                     Net proceeds from sale of assets.............................          3,617             --
                                                                                         --------       --------
                         Net cash used in investing activities....................           (201)        (7,193)
                                                                                         ---------      --------

                 FINANCING ACTIVITIES:
                      Payments on long-term debt..................................         (6,432)        (1,438)
                      Net proceeds from revolving credit agreement................          1,800         19,400
                      Net proceeds from additional credit facility................          8,000             --
                      Proceeds from sale of preferred stock.......................          5,000             --
                      Other debt payments.........................................           (229)            --
                      Proceeds from sale of common stock..........................              5             60
                                                                                         --------       --------
                         Net cash provided by financing activities................          8,144         18,022
                      Net increase in cash and cash equivalents...................          5,509          1,408
                      Cash and cash equivalents at beginning of period............            114          1,910
                                                                                         --------       --------
                      Cash and cash equivalents at end of period..................       $  5,623       $  3,318
                                                                                         ========       ========

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

    In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. December 1999 inventory was based on a physical inventory taken in January 2000. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

    Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation. The Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products.

    In September, 1997, the Company consummated a merger with Dogloo, Inc. (the "Merger"). Since then, the Company has experienced difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, low machine efficiency and the need to outsource certain production, a failed information systems conversion and subsequent implementation of a new system. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and a liquidity shortage. In July 1999, the Company began an implementation of a new enterprise resource planning system to assist in alleviating some of these difficulties.

    The Company is highly leveraged and has relied upon debt financing to provide for working capital and certain capital expenditures. Furthermore, as a result of the above difficulties, the Company was unable in December 1998, March 1999, June 1999 and September 1999 to meet the debt covenants required by the Credit Facility (as defined in Note 5). In October 1999, the Company amended the Credit Facility and entered into an additional revolving credit agreement (the "Additional Credit Facility") which provides for borrowings up to $15.0 million and matures on September 30, 2000. In connection with amending the Credit Facility, certain shareholders purchased $5.0 million of Series D Preferred Stock along with related warrants to acquire 1.0 million shares of common stock. In addition, in order to induce certain investors to guarantee the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company were issued, of which 4.1 million are exercisable immediately (see Note 5).

    The Company's plan is to reduce fixed costs and improve manufacturing productivity to return to profitability. The Company has programs in place to lower costs for insurance, consumer advertising, shipping and outside manufacturing. It expects to lower production costs with the purchase of new equipment and molds. Construction has begun on a new warehouse that will cut costs for material handling and outside warehousing. The Company has also negotiated price cuts in non-resin raw materials. There is in progress a project to streamline the Company, eliminating unprofitable customers and products and reducing selling, general and administrative expense. Liquidity is expected to improve from increased cash flow from operations, significantly lower projected capital spending and efforts to reduce working capital.

    The Credit Facility, as amended, waived all past covenant violations and established new covenants. In connection with renegotiating its debt agreement, the Company, based on its operating plan and the Additional Credit Facility, expects to be able to fund operations and comply with the revised covenants through at least the first quarter of fiscal 2001. However, no assurance can be given that the Company will achieve its operating plan and there can be no assurance that factors or events currently known or unknown will not negatively impact the Company's ability to operate within its plan. As is normally the case in credit relationships, a failure to comply with the amended covenants contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

NOTE 2. ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all new derivatives as either assets or liabilities at fair value. The Company does not anticipate the effect of the adoption to have a material impact on either financial position or results of operations. The Company plans to adopt the standard effective July 1, 2000 as required.

NOTE 3. RECAPITALIZATION

    Effective July 1, 1997, the Corporation was recapitalized through the following transactions: (1) 100% of the Spectrum partnership interest was sold to a group of investors for $11.0 million; (2) after retirement of approximately $1.0 million of Spectrum debt by the investors, the partnership interests were exchanged for 798,612 shares of the Corporation's common stock; (3) the Corporation's Articles of Incorporation were amended to establish the Corporation as a C Corporation and authorized 15,000,000 shares of preferred stock which was subsequently increased to 25,000,000 and 15,000,000 shares of common stock, each with no par value per share; (4) certain investors purchased 199,654 shares of common stock for $3.0 million and 1,530,674 shares of Series A Preferred Stock for $23.0 million; (5) all outstanding balances under then existing lines of credit and long-term debt, along with related accrued interest and pre-payment penalties, were paid in full; and (6) the Corporation redeemed 5,666,145 shares of common stock from the majority stockholder for approximately $87.4 million. The acquisition of Spectrum has been accounted for as a combination of entities under common control and, accordingly, the assets acquired were recorded at their historical cost.

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

    Concurrent with the consummation of the Merger, the Company issued 10 1/8% Senior Subordinated Notes (the "Notes" ) due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998 effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35% of the aggregate principal amount of the Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the indenture and other restricted payments, as defined. The Subordinated Notes also contain cross default provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million will be amortized over the term of the Subordinated Notes and the Credit Facility.

NOTE 5. LONG TERM DEBT

    Concurrent with the consummation of the Merger, the Company entered a Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

revolving credit facility which has been reduced to $24.7 million (the "Revolving Credit Facility") and includes a subfacility for swingline borrowings and a sublimit for letters of credit. As of December 31, 1999, the principal amount outstanding on tranche A was $37.3 million, on tranche B was $34.4 million and $24.7 million on the revolving credit facility. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

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

    In order to induce the Westar Funds to continue the Guaranty and the Pledge Agreement and, in the case of TDL, to continue its obligations under the Reimbursement Agreement, the Company issued to Westar LP and an affiliate and TDL collectively (the "Investors"), who directly or indirectly through the Reimbursement Agreement guaranteed the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company (the "Guaranty Warrants"). The Guaranty Warrants were issued to each such Investor ratably based on the amount of such Investor's liability under the Guaranty and Reimbursement Agreement and are exercisable at an initial exercise price of $.01 per share. Of the Guaranty Warrants, 4.1 million, are exercisable immediately and, 10.0 million are only exercisable in the event of, and in proportion to, payments made by such Investor under the Guaranty. The 4.1 million Guaranty Warrants were assigned a value of $3.4 million to be amortized as interest over one year. No value was assigned to the remaining warrants. The Guaranty Warrants expire on September 30, 2007.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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

    Sale of Series D Preferred Stock and Related Warrants. In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current stockholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock") in an aggregate amount of $5.0 million, along with related warrants to acquire
1.0 million shares of common stock of the Company (the "Related Warrants"). The Related Warrants were valued at $.8 million to be amortized over five years as preferred stock accretion. These warrants expire on September 30, 2007. Proceeds from the sale of Series D Preferred Stock was applied against the Credit Facility. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy, liquidation, dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable into common shares at any time at an initial price equal to $.01 per share. The Related and Guaranty Warrants, to the extent exercisable and dilutive, may affect future earnings per share calculations. The fair value of the 4.1 million currently exercisable Guaranty Warrants has been recorded as deferred financing costs and is being amortized to interest expense over the twelve month period of the Additional Credit Facility.


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

NOTE 6. INVENTORIES

    Inventories consist of the following:

                                                          DECEMBER 31,  JUNE 30,  DECEMBER 31,
                                    (IN THOUSANDS)            1999        1999         1998
                                                         -------------  --------  ---------
                                    Finished Goods          $ 18,920    $ 15,503     $ 17,060
                                    Work-in-Process            1,341       1,291        2,594
                                    Raw Materials              7,601       9,367        8,180
                                    Supplies                      --          --          114
                                                            --------    --------     --------
                                    Net inventories         $ 27,862    $ 26,161     $ 27,948
                                                            ========    ========     ========


                      DOSKOCIL MANUFACTURING COMPANY, INC.

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

NOTE 7. INCOME TAXES

    The effective tax rate for the three months and six months ended December 31, 1999 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. The estimated effective tax rate was also 0% for the six months ended December 31, 1998. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Dogloo merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Dogloo merger will be recognized as a reduction of income tax expense.


NOTE 8. COMMITMENTS AND CONTINGENCIES

    Various claims and lawsuits are pending against the Company. In the opinion of the Company's management, the potential loss on all claims will not be significant to the Company's financial position or results of operations.

    The Company is a party to several purchase commitments for certain inventory requirements.

    The Company is self-insured for medical and dental benefits up to a maximum of $0.1 million per covered individual for its employees and their covered dependents. Medical claims exceeding $0.1 million per covered individual are covered through a private insurance carrier.

NOTE 9. NET LOSS PER SHARE

    Net loss per share for the three months and six months ended December 31, 1999 and 1998 are calculated as follows:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       DECEMBER 31,               DECEMBER 31,
IN THOUSANDS EXCEPT PER SHARE DATA)                 1999          1998         1999         1998
                                                  -------       -------      -------      -------
Net loss attributable to common stockholders ....   $(1,126)      $(6,635)    $ 6,804)     $ (5,642)
Average shares outstanding during the period ....     3,155         3,104       3,147         3,104
Net loss per share (basic and diluted) ..........   $ (0.36)      $ (2.14)    $ (2.16)     $  (1.82)

NOTE 10. COMPREHENSIVE INCOME

    For the first and second quarter of fiscal 2000 and 1999, there were no differences between comprehensive income and net income.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Doskocil Manufacturing Company, Inc. (the "Company") is among the leading plastic pet products companies in the United States, manufacturing a broad range of plastic and other pet products sold through a distribution network of more than 2,000 retailers. The following discussion should be read in conjunction with the financial statements and notes for the quarter ended December 31, 1999 included in this report. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

    This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on opinion of management as well as assumptions made by an information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these and similar statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements; (i) the Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged, (ii) the Credit Facility as amended, the Additional Credit Facility, and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, (iii) the Company has and may continue encounter continued difficulties or delays in completing the integration of Doskocil's and Dogloo's product offerings, systems, and manufacturing; (iv) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of world wide changes in natural gas and crude oil prices; (v) a relatively small number of customers account for a significant percentage of the Company's business; (vi) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vii) the Company has experienced difficulty fulfilling customer orders on a timely basis and may continue to experience such difficulties;
(viii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (ix) the Company's results of operations have historically been seasonal; (x) the Company is highly susceptible to the effect of changes in general economic and business conditions; (xi) the Company's competitors may be more successful in introducing new product offerings, and
(xii) claims or lawsuits may be brought against the Company, including claims of product liability. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 1999 and the risk factors described there are incorporated herein by reference. The forward-looking statements contained herein also include the statements made under the captions "Outlook" and "Year 2000" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in implementation of the Company's corrective actions.

OVERVIEW - SECOND QUARTER

    The Company maintained its market position, meeting the requirements of its large customers in the high season. Sales of pet products increased 4.8% over last year in spite of the warm weather, which adversely impacted sales of shelters, and systems difficulties experienced in processing orders and scheduling production. Sporting goods sales dropped 15.7% over the same period last year due to systems issues, increased competition and the disposition of related non-core assets. Customer service improved partially due to last year's SKU reduction and the elimination of dual branding. The systems impact on sales was less than on first quarter sales and less than second quarter sales last year when an enterprise resource planning system implementation failed in October 1998.

    Management completed planning and execution of a program to simplify its operations and reduce costs. Marketing implemented another round of SKU consolidation and redirected small customers to distributors. The new operations management team implemented a flatter organization designed to be more efficient and responsive to customers' requirements. Construction commenced on an addition to the existing warehouse.

    Because of systems issues, manufacturing focused on servicing the customer and not always on containing costs. Nonetheless, manufacturing performance in the second quarter improved from last year because of the purchase of new presses and the move into new production facilities. Shipping performance improved from last year although systems issues proved cumbersome and lessened distribution efficiency. Systems issues also impacted production planning and led to higher inventory levels. Outside manufacturing and inbound freight costs continued to impact costs but less than last year. Direct labor costs continued at high levels primarily due to the existing seven day, around the clock manufacturing operation. Manufacturing operations reverted

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

to a five-day schedule in the third quarter of fiscal year 2000 and, as a result, payroll costs are expected to be lower with no effect on to customer service. December inventory is based on a physical inventory which was taken in early January 2000 with a significant favorable adjustment to inventory booked in December. A restructuring of operations and manufacturing has been initiated to eliminate two levels of management, to align support functions under line management and to eliminate organizational redundancy.

    Operating expenses in the second quarter were down $2.5 million due to lower advertising costs and a general reduction in departmental spending. Impairment costs were lower by $1.5 million.

    The systems conversion continues to impact the Company and consume management attention. Outside consultants are on-site and implementing a full-scale project to refine and streamline the systems with a focus on reducing the Company's order-to-cash cycle. A new Information Technology management team started in the third quarter of fiscal 2000. The Company corrected its computer records to reflect the physical inventory taken in January. The Company used the physical inventory for financial statement purposes and to provide more accurate information for planning, purchasing and order processing.

    Cash flow improved because of higher earnings, lower capital spending and a reduction in working capital when compared to the same period of the prior year. The Company reduced working capital (trade receivables, inventories and trade payables) by $4.0 million compared to December 1998. Funds available, including cash and available credit, increased to $12.6 million, compared with $11.4 million at the same time last year.

RESULTS OF OPERATIONS

    NET SALES decreased to $47.2 million in the second quarter of fiscal 2000 from $47.4 million in the comparable period of the prior year, a decrease of $0.2 million. The decrease was primarily the result of lower sport sales of $0.7 million and lower outside resin sales, somewhat offset by higher pet product sales of $1.9 million. The higher pet sales resulted from an increase in the sale of dog houses. The decline in sport sales was primarily due to the loss of two customers and lower sales due to the disposition of non-core assets in the last half of fiscal 1999. For the first six months of fiscal 2000, sales decreased $3.1 million from the same period last year primarily due to lower sport sales and lower outside resin sales.

    GROSS PROFIT increased to $18.0 million in the second quarter of fiscal 2000 from $13.8 million in the comparable period of the prior year, an increase of $4.2 million. As a percentage of net sales, gross margin increased to 38.3% in the second quarter of fiscal 2000 from 29.2% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was positively affected by higher sales of pet products and lower outside resin sales which are lower margin, significantly lower costs for outside processing and outside warehousing, higher throughput due to new equipment and facilities and a favorable adjustment to inventory from the physical inventory taken in January 2000. These improvements were partially offset by some lagging first quarter costs and higher labor costs associated with the seven-day workweek. The same period last year was negatively affected by the failed systems implementation and lagging first quarter costs. For the first six months of fiscal 2000, gross profit was down $1.7 million from the same period of last year primarily due to lower sales of sporting goods and higher costs, primarily labor, outside warehousing and raw material costs. As a percentage of net sales, gross margins decreased to 35.0% in the first six months of fiscal 2000, down from 35.7% in the same period of fiscal year 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to $11.9 million in the second quarter of fiscal 2000 from $14.4 million in the comparable period of the prior year. As a percentage of net sales, SG&A spending decreased to 25.3% in the second fiscal quarter of fiscal 2000 from 30.4% in the comparable period of the prior year. The decrease was the result of several factors including lower consumer advertising and lower legal and accounting costs. For the first six months ended December 31, 1999, SG&A expenses decreased to $24.6 million, down 3.3% from the same period of the prior year. As a percentage of net sales, SG&A spending increased to 29.2% for the first six months of fiscal 2000 from 29.1% for the first six months of fiscal 1999.

    IMPAIRMENT OF LONG LIVED ASSETS during the second quarter of fiscal 2000 includes $0.8 million charge to write off certain molds due to the SKU reduction. During the second quarter of fiscal 1999, there was a $2.3 million charge due to a failed software conversion.

    OTHER INCOME for the first six months of fiscal 2000 includes a $0.4 million gain on the sale of the Indianapolis facility.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

    INTEREST EXPENSE increased to $6.1 million in the second quarter of fiscal 2000 from $4.4 million in the comparable period of the prior year. The increase is primarily due to increased debt balance on both the Revolving Credit Facility and the Additional Credit Facility, a $0.3 million fee related to the new credit agreement and an additional $0.7 million related to the amortization of deferred financing costs related to the 4.1 million of guaranty warrants. Interest expense in the six month period ending December 31, 1999 increased $2.2 million from the same period of the prior year primarily due to increased debt balances and higher amortization of deferred financing costs.

    PROVISION FOR INCOME TAXES for the three months and six months ended December 31, 1999 and the six months ended December 31, 1998 was $0.0 million, due to a net operating loss generated during the period for which a valuation allowance has been provided. The tax benefit associated with the net operating loss has been offset by a valuation allowance. The balance sheet dated June 30, 1999 and December 31, 1999 included a valuation allowance of approximately $9.0 million and $11.0 million, respectively, for deferred tax assets as of the purchase date and also includes deferred tax assets included in the provision for income taxes.

    NET LOSS for the quarter ended December 31, 1999, was $0.7 million compared to a net loss of $6.4 million for the comparable period of the prior year. Net loss for the six months ended December 1999 was $6.2 million compared to $5.2 million in the same period of the prior year. The change in net loss primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Total debt outstanding on December 31, 1999 increased by $4.2 million from June 30, 1999, due primarily to additional borrowings against the Company's revolving credit agreements. Total outstanding debt is comprised of bank borrowings of $104.4 million and Subordinated Notes of $85.0 million. At December 31, 1999, the bank borrowings were comprised of a Term Loan Facility of $71.7 million, a Revolving Credit Facility of $24.7 million (the maximum amount allowable under the fourth amendment to the credit agreement) and an Additional Credit Facility of $15.0 million, of which $8.0 million was outstanding. The Additional Credit Facility is guaranteed by certain shareholders. Note 4 to the Financial Statements outlines the terms and conditions of the Subordinated Notes. At December 31, 1999 the Company had $7.0 million of availability on the Additional Credit Facility and $5.6 million in cash and marketable securities.

    Because half of the Company's outstanding borrowings at December 31, 1999 and the additional availability from the Revolving Credit Facility and the Additional Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at December 31, 1999 was 9.8%.

    Management anticipates incurring capital expenditures for the fiscal year ending June 30, 2000 of approximately $10.0 million relating to machinery, molds for additional capacity and product development and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facilities.

    The Company believes cash provided by operations, equipment leases and cash available under existing credit facilities will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

    The Company's Term Loan Facility and Revolving Credit Facilities, as amended, contain a number of financial covenants that require the Company to meet certain financial ratios and tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, minimum EBITDA and maximum senior debt and total debt leverage ratios. On October 12, 1999 the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment"). (See Note 5 to the Financial Statements for terms and conditions of new bank agreement.) The Company was in compliance with all applicable covenants as of December 31, 1999.

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

OUTLOOK

    The Company continues to focus on restoring its profit margins and has taken a number of steps that should improve margins in the future. Sales and Marketing further reduced slow moving and low margin SKUs to increase the ability of the Company to meet customer requirements while reducing inventory levels and warehousing costs. A customer consolidation plan was implemented to direct small customers to distributors, which should reduce freight, shipping costs and inventories. The warehouse extension will be completed in the spring, reducing the costs of outside warehousing and material movement.

    In Manufacturing, a new management team started work with a focus on reducing costs and increasing customer service. The plant is shifting to a five-day schedule, which will reduce direct labor and overhead costs. Production planning will improve because of the SKU reduction and customer consolidation.

    Resin prices increased over the last six months due to increased demand and raw material costs in spite of increases in industry supply capacity. Resin producers are trying to implement another price increase in the spring and this may adversely impact future profits.

    The new Information Technology management and the systems support from the outside consultants will increase costs in the short term but will improve the effectiveness of the Company's systems and business processes.

    Cash should be sufficient for seasonal requirements. The Company is continuing to focus on reducing working capital and minimizing cash for capital spending. A new planning process has been started to reduce inventories and improve fulfillment rates to customers.

    The Company is committed to the investment in growth through a variety of new products and has aligned the product development group under the sales and marketing department.

YEAR 2000

    The Company's internal business systems have experienced no material Year 2000 compliance related problems. In addition, the Company is not aware of any Year 2000 related issues with any of its customers, suppliers or other third parties with whom it has business relationships. The Company does not expect, at this time, any significant financial statements or operational impact due to Year 2000 related issues. Capital expenditures for this project were approximately $6.5 million, of which $2.3 million of these costs had minimal future benefit and were charged to expense in fiscal 1999 as a result of the failed system conversion.

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

COMPARISON OF THE SECOND QUARTER AND THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 EBITDA.

    The following table summarizes the three months and the six months ended December 31, 1999 and 1998:

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 DECEMBER 31,           DECEMBER 31,
          (IN THOUSANDS)                      1999       1998        1999      1998
                                            --------   --------    --------  --------
Pet products ............................   $ 42,330   $ 40,401    $ 73,578   $ 72,779
Sporting goods ..........................      3,700      4,387       7,826      9,606
Outside resin sales .....................      1,129      2,654       2,955      5,032
                                            --------   --------    --------   --------
     Net sales ..........................   $ 47,159   $ 47,442    $ 84,359   $ 87,417
Cost of goods sold ......................     29,110     33,599      54,830     56,203
                                            --------   --------    --------   --------
     Gross profit .......................   $ 18,049   $ 13,843    $ 29,529   $ 31,214
Selling, general and administrative
expense .................................     11,909     14,416      24,594     25,441
Impairment of long-lived assets......            778      2,333         778      2,333
                                            --------   --------    --------   --------
     Operating (loss) income ............   $  5,362   $ (2,906)   $  4,157   $  3,440
Adjustments:
Depreciation, amortization
  and impairment ........................   $  3,507      4,903       6,123      7,682
                                            --------   --------    --------   --------
     EBITDA .............................   $  8,869   $  1,997    $ 10,280   $ 11,122
                                            ========   ========    ========   ========


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

(a) Exhibits:

     27           Financial Data Schedule (for electronic filing only)


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

                                         DOSKOCIL MANUFACTURING COMPANY, INC
                                         (Registrant)

    Date:  February 14, 2000             /s/ Larry E. Rembold
                                         --------------------
                                         Larry E. Rembold President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)

    Date:  February 14, 2000             /s/ John J. Casey
                                         -----------------
                                         John J. Casey
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX





EXHIBIT
NUMBER                 DESCRIPTION
-------                ------------
  27                   Financial Data Schedule