Form 10-Q
period 2000-03-31
DOSKOCIL MANUFACTURING CO INC
filed 2000-05-15
CIK 1046628

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                                                 --------------

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

                                YES [X]   NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT MARCH 31, 2000, WAS 3,154,644.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                                                        PAGE
                                                                                                       NUMBER

      PART I.        FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                            Statements of Operations.............................................         3

                            Balance Sheets.......................................................         4

                            Statements of Cash Flows.............................................         5

                            Notes to Financial Statements........................................         6


           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS................................................        12

           ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...................        17


      PART II.       OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................        18

      SIGNATURES.................................................................................        19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended             Nine Months Ended
                                                          March 31,                     March 31,
                                                   ------------------------      ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             2000           1999           2000           1999
                                                   ---------      ---------      ---------      ---------
Net sales ....................................     $  38,663      $  41,964      $ 123,022      $ 129,381
Cost of goods sold ...........................        25,958         26,999         80,788         83,202
                                                   ---------      ---------      ---------      ---------
     GROSS PROFIT ............................        12,705         14,965         42,234         46,179
Selling, general and administrative expense ..        11,447         13,261         36,041         38,702
Impairment of long-lived assets ..............         1,829          1,254          2,607          3,587
                                                   ---------      ---------      ---------      ---------
     OPERATING INCOME (LOSS) .................          (571)           450          3,586          3,890
Other (income) expense:
     Net interest expense ....................         5,671          4,695         16,443         13,319
     Other, net ..............................          (125)             5           (558)             5
                                                   ---------      ---------      ---------      ---------
     NET LOSS ................................        (6,117)        (4,250)       (12,299)        (9,434)

Preferred stock accretion ....................            41             --             75             --
Preferred stock dividends ....................           379            229            967            687
                                                   ---------      ---------      ---------      ---------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS .................................     $  (6,537)     $  (4,479)     $ (13,341)     $ (10,121)
                                                   =========      =========      =========      =========
NET LOSS PER COMMON SHARE (BASIC AND
DILUTED) .....................................     $   (2.07)     $   (1.44)     $   (4.24)     $   (3.26)
                                                   =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...         3,155          3,107          3,150          3,105
                                                   =========      =========      =========      =========

                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS


                                                                            March 31,    June 30,     March 31,
(DOLLARS IN THOUSANDS)                                                        2000         1999         1999
                                                                            ---------    ---------    ---------
                                                                           (Unaudited)               (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents .............................................   $   1,815    $     114    $      --
  Accounts receivable, less allowance for doubtful accounts
     of $441, $1,090 and $173 ...........................................      17,730       20,747       21,711
  Inventories (Note 6) ..................................................      26,446       26,161       29,405
  Other current assets ..................................................       1,602        1,684        1,383
                                                                            ---------    ---------    ---------
     Total current assets ...............................................      47,593       48,706       52,499

Property, plant and equipment, less accumulated depreciation of
     $50,410, $43,667 and $42,432 .......................................      50,289       53,602       52,907
Fixed assets held for sale ..............................................          --        3,259        4,075
Goodwill ................................................................      50,538       51,920       58,131
Debt issuance costs .....................................................       5,656        4,390        4,423
Other assets (includes $0.8 million from shareholders) ..................       1,913        1,825        1,880
                                                                            ---------    ---------    ---------
     Total assets .......................................................   $ 155,989    $ 163,702    $ 173,915
                                                                            =========    =========    =========
          LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable ......................................................   $   5,808    $   7,682    $   9,355
  Accrued liabilities (Includes $0.8 million at March 2000,
     $0.9 million at June 1999 and $0.5 million at March 1999 to
     shareholders) ......................................................       4,357        4,308        7,235
  Current portion of long-term debt .....................................       9,897        8,514        7,375
  Accrued interest ......................................................       1,110        3,169          975
  Accrued taxes .........................................................         667          573          708
  Payroll and benefits payable ..........................................       2,595        3,359        2,998
  Additional credit facility ............................................       7,000           --           --
                                                                            ---------    ---------    ---------
     Total current liabilities ..........................................      31,434       27,605       28,646
Revolving credit facility ...............................................      24,336       22,900       20,900
Long-term debt and capital leases .......................................      61,342       70,381       72,063
Senior subordinated notes ...............................................      85,000       85,000       85,000
                                                                            ---------    ---------    ---------
     Total liabilities ..................................................     202,112      205,886      206,609
Shareholders' (deficit) equity:
  Preferred stock, no par value: authorized 2,434,465, none
     issued or outstanding ..............................................
  Series B redeemable preferred stock, no par value:
     authorized shares--10,224,255, none issued or outstanding ..........          --           --           --
  Series C redeemable preferred stock, no par value:
     authorized shares--11,841,280, issued and outstanding--9,161,567 ...       9,161        9,161        9,161
  Series D redeemable preferred stock, $100 liquidation preference, no par value net of discount: authorized shares--500,000, issued
     and outstanding--50,000 ............................................       4,254           --           --
  Warrants to purchase common stock .....................................       4,180           --           --
  Common stock, no par value: authorized shares--15,000,000, issued and outstanding--3,154,644 at March 31, 2000; 3,104,644 at
     June 30, 1999 and 3,107,144 at March 31, 1999 ......................      34,288       34,283       34,322
  Accumulated deficit ...................................................     (98,006)     (85,628)     (76,177)
                                                                            ---------    ---------    ---------
     Total shareholders' deficit ........................................     (46,123)     (42,184)     (32,694)
                                                                            ---------    ---------    ---------
     Total liabilities and shareholders' (deficit) equity ...............   $ 155,989    $ 163,702    $ 173,915
                                                                            =========    =========    =========


                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended
                                                                          March 31,
                                                                 --------------------------
(DOLLARS IN THOUSANDS)                                              2000           1999
                                                                 ----------      ----------
OPERATING ACTIVITIES:
    Net loss ...............................................     $  (12,299)     $   (9,434)
    Adjustments to reconcile net loss to net cash used in
        operating activities ...............................
    Depreciation and amortization ..........................          8,430           7,662
    Amortization of debt issuance costs ....................          2,092             735
    Gain on sale of assets .................................           (425)             --
    Impairment of long-lived assets ........................          2,607           3,587
    Changes in:
        Receivables ........................................          3,017          (3,361)
        Inventories ........................................           (285)         (7,990)
        Payables ...........................................         (1,874)          4,726
        Accrued liabilities and other ......................         (2,781)         (4,396)
                                                                 ----------      ----------
        Net cash used in operating activities ..............         (1,518)         (8,471)

INVESTING ACTIVITIES:
    Capital expenditures ...................................         (5,113)        (11,593)
    Increase in other assets ...............................            (33)            (25)
    Net proceeds from sale of assets .......................          3,618              --
                                                                 ----------      ----------
        Net cash used in investing activities ..............         (1,528)        (11,618)

FINANCING ACTIVITIES:
     Payments on long-term debt ............................         (8,321)         (2,781)
     Net proceeds from revolving credit agreement ..........          1,436          20,900
     Net proceeds from additional credit facility ..........          7,000              --
     Proceeds from sale of preferred stock .................          5,000              --
     Other debt payments ...................................           (373)             --
     Proceeds from sale of common stock ....................              5              60
                                                                 ----------      ----------
        Net cash provided by financing activities ..........          4,747          18,179
                                                                 ----------      ----------
     Net increase(decrease) in cash and cash equivalents ...          1,701          (1,910)
     Cash and cash equivalents at beginning of period ......            114           1,910
                                                                 ----------      ----------
     Cash and cash equivalents at end of period ............     $    1,815      $       --
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

    In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. Interim results are not based on physical counts of inventory and, therefore, include estimates to arrive at cost of goods sold for the period. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

    Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation. The Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products.

    In September, 1997, the Company consummated a merger with Dogloo, Inc. (the "Merger"). Since then, the Company has experienced difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, low machine efficiency and the need to outsource certain production, a failed information systems conversion and problems with the subsequent implementation of a new system. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and a liquidity shortage. In July 1999, the Company launched a new enterprise resource planning software system which included a new warehouse system. The launch of certain elements of these systems was not successful. Accordingly, the systems are being reconfigured and will be re-launched in June 2000.

    The Company is highly leveraged and has relied upon debt financing to provide for working capital and certain capital expenditures. Furthermore, as a result of the above difficulties, the Company was unable in December 1998, March 1999, June 1999 and September 1999 to meet the debt covenants required by the Credit Facility (as defined in Note 5). In October 1999, the Company amended the Credit Facility and amended an additional revolving credit agreement (the "Additional Credit Facility") which provides for borrowings up to $15.0 million and matures on September 30, 2000. In connection with amending the Credit Facility, certain shareholders purchased $5.0 million of Series D Preferred Stock along with related warrants to acquire 1.0 million shares of common stock. In addition, in order to induce the Westar Funds to guarantee the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company were issued, of which 4.1 million are exercisable immediately.

    The Company's plan is to grow sales, reduce fixed costs and improve manufacturing productivity. The Company has programs in place to lower costs for insurance, consumer advertising, shipping and outside manufacturing. It expects to lower production costs with the purchase of new equipment and molds. In the quarter, construction was completed on a new warehouse that will reduce costs for material handling and outside warehousing. The Company has also negotiated price reductions in non-resin raw materials. The Company implemented a project to streamline the Company, eliminating unprofitable customers and products and reducing selling, general and administrative expense. Liquidity is expected to improve from increased cash flow from operations, significantly lower projected capital spending and efforts to reduce the Company's investment in inventories.

    The Credit Facility and the Additional Credit Facility, as amended, waived all past covenant violations and established new covenants. In connection with renegotiating its debt agreements, the Company, based on its operating plan and the Additional Credit Facility, expects to be able to fund operations and comply with the revised covenants through at least the first quarter of fiscal 2001. However, no assurance can be given that the Company will achieve its operating plan and there can be no assurance that factors or events currently known or unknown will not negatively impact the Company's ability to operate within its plan. As is normally the case in credit relationships, a failure to comply with the amended covenants contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. The Fourth Amendment (as defined in Note 5) includes a provision allowing (but not requiring) Westar and certain existing shareholders the right to cure certain financial covenant defaults within not more than 45 days after the end of the relevant quarter by providing additional capital to the Company.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101) "Revenue Recognition in Financial Statements." This Accounting bulletin provides guidance on revenue recognition. The Company does not anticipate the effect of the adoption to have a material impact on either financial position or results of operations. The Company plans to adopt the standard effective with the Company's fourth fiscal quarter, as required.

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

NOTE 4. MERGER

    On September 19, 1997, Doskocil consummated a merger with Dogloo, Inc. (the "Merger"), wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. The Company is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates (collectively "Westar") and Enterprise entities ("Enterprise"). As of April 2000, Westar acquired the equity interest of Enterprise.

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

NOTE 5. LONG TERM DEBT

    Concurrent with the consummation of the Merger, the Company entered a Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility which has been reduced to $24.7 million (the "Revolving Credit Facility") and includes a subfacility for swingline borrowings and a sublimit for letters of credit. As of March 31, 2000, the principal amount outstanding on tranche A was $35.5 million, on tranche B was $34.3 million and $24.3 million on the revolving credit facility. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED)

    Indebtedness under the Term Loan Facility and the Revolving Credit Facility initially bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.00% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 3.50% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 1.50% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.00% with respect to the tranche B term loan facility; provided that, pursuant to the Second Amendment (defined below), the interest rate margins described above have been increased by 0.50% per annum from the date of the Second Amendment.

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

    As of March 31, 1999 the Company was not in compliance with the interest coverage ratio, the fixed charge coverage ratio and the minimum EBITDA requirement. The Company entered into a second amendment to the Credit Facility in May 1999 (the "Second Amendment"). The Second Amendment provided, among other things, for the waiver of the March 31, 1999 defaults and lowered June 30 and September 30 interest coverage ratios, fixed charge coverage ratios and minimum EBITDA requirements and also provides for a 0.50% interest rate increase on all loans outstanding under the Credit Facility from the date of the Second Amendment.

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

    The Fourth Amendment also includes a provision allowing (but not requiring) Westar and certain existing shareholders the right to commit to cure certain financial covenant defaults within not more than 45 days after the end of the relevant fiscal quarter by providing additional capital to the Company within 15 days thereafter. Pursuant to this provision, any such timely capital investment will be deemed under such financial covenants to increase on a dollar-for-dollar basis the EBITDA (and related definitions) of the Company as of the last day of such fiscal quarter and, to the extent that the proceeds thereof are used to repay Credit Facility loans, to reduce total debt and senior debt for purposes of such financial covenants. Except for the $1.3 million planned equity infusion in May 2000, there is no commitment or obligation present in the Fourth Amendment on the part of Westar, TDL or any other shareholder to provide additional capital to the Company.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED)

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

    The Company did not achieve the cumulative minimum EBITDA financial covenants for the six months ended March 2000 by approximately $1.3 million. As permitted by the Credit Facility, as amended, this shortfall can be satisfied if one or more existing shareholders, including Westar Capital II, LLC, make an equity infusion in the amount of the EBITDA shortfall in May 2000. Westar Capital II, LLC, has advised the Company and the bank group of its intention to make the required infusion within the time period required by the Credit Agreement.

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

NOTE 6. INVENTORIES

    Inventories consist of the following:

                            March 31,      June 30,     March 31,
(DOLLARS IN THOUSANDS)        2000           1999          1999
                          ------------   ------------   ------------
      Finished Goods      $     19,919   $     15,503   $     18,310
      Work-in-Process              526          1,291          2,239
      Raw Materials              6,001          9,367          8,799
      Supplies                      --             --             57
        Net inventories             --             --             --
                          ------------   ------------   ------------
                          $     26,446   $     26,161   $     29,405
                          ============   ============   ============


NOTE 7. INCOME TAXES

    The effective tax rate for the three months and nine months ended March 31, 2000 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. The estimated effective tax rate was also 0% for the nine months ended March 31, 1999. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Dogloo merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Dogloo merger will be recognized as a reduction of income tax expense.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED)

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

NOTE 9. NET LOSS PER SHARE

    Net loss per share for the three months and nine months ended March 31, 2000 and 1999 are calculated as follows:


                                                   Three Months Ended           Nine Months Ended
                                                       March 31,                    March 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)               2000          1999          2000          1999
                                                 --------      --------      --------      --------
Net loss attributable to common stockholders...  $ (6,537)     $ (4,479)     $(13,341)     $(10,121)
Average shares outstanding during the period...     3,155         3,107         3,150         3,105
Net loss per share (basic and diluted).........  $  (2.07)     $  (1.44)     $  (4.24)     $  (3.26)


NOTE 10. COMPREHENSIVE INCOME

    For the first nine months of fiscal 2000 and 1999, there were no differences between comprehensive income and net income.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Doskocil Manufacturing Company, Inc. (the "Company") is among the leading plastic pet products companies in the United States, manufacturing a broad range of plastic and other pet products sold through a broad distribution network of retailers. The following discussion should be read in conjunction with the financial statements and notes for the quarter ended March 31, 2000, included in this report. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

     This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on opinion of management as well as assumptions made from information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these and similar statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements; (i) the Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged, (ii) the Credit Facility as amended, the Additional Credit Facility, and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, (iii) the Company has and may continue to encounter continued difficulties or delays in completing the integration of Doskocil's and Dogloo's product offerings, systems, and manufacturing; (iv) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of world wide changes in natural gas and crude oil prices; (v) a relatively small number of customers account for a significant percentage of the Company's business; (vi) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vii) the Company has experienced difficulty fulfilling customer orders on a timely basis and may experience such difficulties in the future;
(viii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (ix) the Company's results of operations have historically been seasonal; (x) the Company is highly susceptible to the effect of changes in general economic and business conditions; (xi) the Company's competitors may be more successful in introducing new product offerings, and
(xii) claims or lawsuits may be brought against the Company, including claims of product liability. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 1999 and the risk factors described there are incorporated herein by reference. The forward-looking statements contained herein also include the statements made under the captions "Outlook" and "Year 2000" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in implementation of the Company's corrective actions.

OVERVIEW - THIRD QUARTER

    For the quarter, the Company continued to improve operating performance, meeting forecasted sales and manufacturing spending requirements. The Company did not, however, achieve its EBITDA forecast for the third quarter for two reasons. The Company experienced unfavorable inventory adjustments along with lower than forecast plant utilization. The Company entered the third quarter with higher than planned inventory which required lower plant utilization to meet inventory requirements during the quarter. This lower utilization caused a larger amount of fixed costs to be charged to cost of sales when compared to the forecast. The Company also incurred an impairment charge of $1.8 million related to the July 1999 systems conversion.

    The Company did not achieve the required cumulative minimum EBITDA financial covenants for the six months ended March 2000 by approximately $1.3 million. As permitted by the Credit Facility as amended, this shortfall can be satisfied if one or more existing shareholders, including Westar Capital II, LLC, make an equity infusion in the amount of the EBITDA shortfall in May 2000. Westar Capital II, LLC, has advised the Company and the bank group of its intention to make the required infusion within the time period required by the Credit Agreement.

    Compared with last year, net sales for the third quarter were down $3.3 million or 7.8%. A mild winter and high sales deductions negatively impacted sales this year. Sales last year were strong with a delayed selling season for shelters resulting in higher than expected shelter sales in the third quarter.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

    Cash requirements for working capital (receivables plus inventories less trade payables and accrued liabilities) were $34.0 million, down slightly from last year. For the nine months ended March 2000, capital expenditures, which were primarily limited to the implementation cost of the ERP software and spending for manufacturing, were $5.1 million, down $6.5 million from the same period of last year.

    The Company engaged outside consultants in the third quarter to help streamline its ERP and warehousing management systems. Based on the consultants' recommendations, the decision was made to reconfigure the ERP system and also use the imbedded warehouse management functions, dropping the acquired warehouse system. The $1.8 million impairment charge in the third quarter of fiscal 2000 includes writing off those costs relating to the warehouse system and to the first ERP implementation that were incurred in the last quarter of fiscal 1999 and the first quarter of the current fiscal year. The launch of the reconfiguration is planned for late in the fourth fiscal quarter.

    The Company hired a new team of manufacturing executives late in the second quarter and adopted a new operations strategy. Production performance is now measured on a daily basis with an emphasis on material yields, cycle efficiencies and daily throughput. Customer satisfaction, labor efficiency and inventory levels are also measured on a daily basis. Production scheduling is now tied more closely to firm demand rather than building strictly to forecast. This strategy should result in improved customer satisfaction, lower outside manufacturing costs and lower inventories. The short-term impact will be lower plant utilization needed and an increase in fixed costs charged to costs of sales as inventories are reduced to meet customer demand.

RESULTS OF OPERATIONS

    NET SALES decreased to $38.7 million in the third quarter of fiscal 2000 from $42.0 million in the comparable period of the prior year, a decrease of $3.3 million. The decrease was primarily the result of lower pet sales of $2.0 million, lower sport sales of $0.9 million and lower outside resin sales. The decline in pet sales is primarily due to the extended selling season for pet shelters in fiscal 1999, which resulted in higher than expected shelter sales, and the mild weather this year, which reduced demand for shelters. Pet sales also declined due to the SKU reduction and customer consolidation programs. The decline in sport sales was primarily due to the disposition of a non-core product line in the last half of fiscal 1999. For the first nine months of fiscal 2000, sales decreased $6.4 million from the same period last year primarily due to lower sports sales caused by the disposition of a non-core product line and lower outside resin sales. Pet sales declined 1.2% to $106.3 million.

    GROSS PROFIT decreased to $12.7 million in the third quarter of fiscal 2000 from $15.0 million in the comparable period of the prior year, a decrease of $2.3 million. As a percentage of net sales, gross margin decreased to 32.9% in the third quarter of fiscal 2000 from 35.7% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was negatively affected by lower sales and lower plant utilization which caused a higher amount of fixed costs charged to cost of sales. For the first nine months of fiscal 2000, gross profit was down $4.0 million from the same period of last year primarily due to lower sales of sporting goods and higher costs, primarily labor, outside warehousing and raw materials. As a percentage of net sales, gross margin decreased to 34.3% in the first nine months of fiscal 2000, down from 35.7% in the same period of fiscal year 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to $11.4 million in the third quarter of fiscal 2000 from $13.3 million in the comparable period of the prior year. As a percentage of net sales, SG&A spending decreased to 29.6% in the third quarter of fiscal 2000 from 31.6% in the comparable period of the prior year. The decrease was the result of several factors including lower consumer advertising, lower management fees and lower freight and outside warehousing costs. For the first nine months ended March 31, 2000, SG&A expenses decreased to $36.0 million, down 6.9% from the same period of the prior year. As a percentage of net sales, SG&A spending decreased to 29.3% for the first nine months of fiscal 2000 from 29.9% for the first nine months of fiscal 1999.

    IMPAIRMENT OF LONG LIVED ASSETS during the third quarter of fiscal 2000 includes $1.8 million of costs related to the fast-forward ERP and warehousing systems implementation in July 1999 which management believes has minimal future benefit. Included in these costs is $0.8 million related to the abandoned warehouse management system and $1.0 million of costs incurred for the ERP system with no future benefit due to the reconfiguration. During the quarter, certain elements of the original implementation were deemed to not function and the launch of the reconfigured elements is scheduled for June 2000. The nine months ended March 2000 also includes a $0.8 million charge to write off certain molds due to an SKU reduction. During the third quarter of fiscal 1999, there was a $1.3 million charge due to the decision to divest the Company of certain non-core business assets. The nine months ended March 1999 also includes a charge of $2.3 million as a result of the failed system conversion in the second fiscal 1999 quarter.

    OTHER INCOME for the first nine months of fiscal 2000 includes a $0.4 million gain on the sale of the Indianapolis facility.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

    INTEREST EXPENSE increased to $5.7 million in the third quarter of fiscal 2000 from $4.7 million in the comparable period of the prior year. The increase is primarily due to higher interest rates and an additional $0.8 million in amortization of deferred financing costs related to the 4.1 million of guaranty warrants. Interest expense in the nine month period ending March 31, 2000 increased $3.1 million from the same period of the prior year primarily due to increased debt balances, higher interest rates, higher amortization of deferred financing costs and $0.3 million in fees related to the new credit agreement.

    PROVISION FOR INCOME TAXES for the three months and nine months ended March 31, 2000 and 1999 was $0.0 million, due to a net operating loss generated during the period for which a valuation allowance has been provided. The tax benefit associated with the net operating loss has been offset by a valuation allowance. The balance sheet dated June 30, 1999 and March 31, 2000 included a valuation allowance of approximately $9.0 million and $13.2 million, respectively, for deferred tax assets as of the purchase date and also includes deferred tax assets included in the provision for income taxes.

    NET LOSS for the quarter ended March 31, 2000 was $6.1 million compared to a net loss of $4.3 million for the comparable period of the prior year. Net loss for the nine months ended March 2000 was $12.3 million compared to $9.4 million in the same period of the prior year. The change in net loss primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt outstanding on March 31, 2000 increased by $0.8 million from June 30, 1999, with additional borrowings against the Company's revolving credit agreements and additional capital leases offset by debt payments. Total outstanding debt is comprised of bank borrowings of $101.1 million, Subordinated Notes of $85.0 million and capital leases of $1.5 million. At March 31, 2000, the bank borrowings were comprised of a Term Loan Facility of $69.8 million, a Revolving Credit Facility of $24.7 million and an Additional Credit Facility of $15.0 million, of which $23.4 million was outstanding under the Revolving Credit Facility and $7.0 million was outstanding under the Additional Credit Facility. The Additional Credit Facility is guaranteed by certain shareholders. Note 4 to the Financial Statements contained herein outlines the terms and conditions of the Subordinated Notes. At March 31, 2000, the Company had $8.0 million of availability on the Additional Credit Facility, $1.8 million in cash and marketable securities and $.4 million of availability on the Revolving Credit Facility.

    Because half of the Company's outstanding borrowings at March 31, 2000 and the additional availability from the Revolving Credit Facility and the Additional Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at March 31, 2000, was 9.6%.

    Management anticipates incurring capital expenditures for the fiscal year ending June 30, 2000 of approximately $8.0 million relating to machinery, molds and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facilities.

    The Company believes cash provided by operations, equipment leases, the planned equity infusion in May 2000 and cash available under existing credit facilities will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

    The Company's Term Loan Facility and Revolving Credit Facilities, as amended, contain a number of financial covenants that require the Company to meet certain financial ratios and tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, minimum EBITDA and maximum senior debt and total debt leverage ratios. On October 12, 1999 the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment") (See Note 5 to the Financial Statements contained herein for terms and conditions of the Credit Facility). The Company, based on the commitment from Westar Capital to make a capital contribution of approximately $1.3 million in May 2000, was in compliance with all applicable covenants as of March 31, 2000.

    The Company's continued ability to satisfy its loan covenants depends, in part, on the amount of time required to successfully address the difficulties described above and below. (See also "Outlook") Until corrected, the impact of these difficulties on the Company's financial performance will adversely affect the Company's ability to satisfy its financial covenants. In the event the Company is unable to meet certain of its financial covenants, the Company anticipates requesting waivers and/or amendments to its Term Loan Facility, Revolving Credit Facility and Additional Credit Facility and if necessary, seeking additional equity. There is no certainty that waivers and/or amendments to its loan agreements could be obtained or that the Company can raise additional equity. Except for the $1.3 million described above, there is no commitment or obligation on the part of any shareholder of the Company to provide additional equity or debt financing to the Company.

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

OUTLOOK

     Sales have been flat this year and sales growth is a key component of achieving the Company's financial objectives. As mentioned above, the SKU reduction, customer consolidation, systems issues and mild weather have all played a part in this year's sales performance. The Company is monitoring the impact of consumer traffic at specialty retailers after a new broad distribution strategy of a premium dog food that could effect specialty retail foot traffic and the sale of the Company's products. The Company is addressing the need for sales growth by introducing new products and accelerating growth of international sales to Europe and the Far East. Relationships with the customer base are strong. Competition is not expected to have a long term impact but may cause higher promotional spending and price pressure during the balance of this fiscal year and in the next fiscal year.

    The Company continues to focus on restoring its profit margins and has taken a number of steps that should improve margins in the future. Sales and Marketing personnel continue to reduce slow moving and low margin SKUs, which will increase the ability of the Company to meet customer requirements while reducing inventory levels and warehousing costs. A customer consolidation plan was implemented to direct small customers to distributors, which should reduce freight, shipping costs and inventories. The warehouse extension is complete and will reduce the costs of outside warehousing and material movement.

    The Company is monitoring resin prices that continue to rise in the marketplace. The Company has mitigated the higher costs by using a more efficient formulation and by higher utilization of its resin compounding facility.

    The Company's manufacturing philosophy relies on maintaining excess production capacity rather than high levels of finished goods inventories to meet customer demand. In the short term, as the Company slows down production to draw down its inventories, it will continue to experience an increase in fixed costs charged to cost of sales. This will negatively impact reported earnings but lower working capital, freeing up cash. Manufacturing spending continues to decline and is expected to be lower over the next fiscal year. Spending for outside manufacturing, in-bound freight and direct labor should be lower because of the higher efficiency levels currently being achieved. The new warehouse on campus will reduce costs for outside warehouses and inventory transfers. Direct labor is lower and that trend is expected to continue.

    Cash requirements for working capital and capital spending are expected to be lower in the next fiscal year. Cash requirements for inventories will decline with accounts receivable and accounts payable as a factor of sales turnover. Capital spending is expected to be focused on molds for new products and maintenance for manufacturing. Interest costs have risen and are expected to continue at high levels.

    The reconfiguration of the Company's ERP software and the removal of the warehouse system should lower costs while increasing the accuracy and timeliness of information. Most of the cost of the reconfiguration will be capitalized while the capitalized cost of the earlier implementation is charged to impairment expense.

    The Company's Bank Agreements as modified provide for minimum EBITDA and other financial ratios and it is not certain the Company will meet these covenants going forward. The Agreements also allow the owners to make up any EBITDA deficiency with injections of equity but there is no commitment or obligation on the part of any shareholder of the Company to provide additional equity or debt financing to the Company.

YEAR 2000

    The Company's internal business systems have experienced no material Year 2000 compliance related problems. In addition, the Company is not aware of any Year 2000 related issues with any of its customers, suppliers or other third parties with whom it has business relationships. The Company does not expect, at the time, any significant financial or operational impact due to Year 2000 related issues. Capital expenditures for this project were approximately $7.3 million, of which $2.3 million of these costs had minimal future benefit and were charged to expense in fiscal 1999 as a result of the failed system conversion. $1.8 million of these costs were charged to expense in fiscal 2000 due to the launch of the reconfigured system.

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

COMPARISON OF THE THIRD QUARTER AND THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999 EBITDA.

    The following table summarizes the three months and the nine months ended March 31, 2000 and 1999:


                                                       Three Months Ended         Nine Months Ended
                                                             March 31,                  March 31,
                                                        2000          1999         2000         1999
(DOLLARS IN THOUSANDS)                                --------      --------     --------     --------
Pet products ....................................     $ 32,764      $ 34,811     $106,342     $107,590
Sporting goods ..................................        3,546         4,459       11,372       14,065
Outside resin sales .............................        2,353         2,694        5,308        7,726
                                                      --------      --------     --------     --------
     Net sales ..................................       38,663        41,964      123,022      129,381
Cost of goods sold ..............................       25,958        26,999       80,788       83,202
                                                      --------      --------     --------     --------
     Gross profit ...............................       12,705        14,965       42,234       46,179
Selling, general and administrative
 expense ........................................       11,447        13,261       36,041       38,702
Impairment of long-lived assets .................        1,829         1,254        2,607        3,587
                                                      --------      --------     --------     --------
     Operating (loss) income ....................         (571)          450        3,586        3,890
Adjustments:
Depreciation, amortization and impairment........        4,914         3,710       11,037       11,392
                                                      --------      --------     --------     --------
     EBITDA .....................................     $  4,343      $  4,160     $ 14,623     $ 15,282
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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Based on quoted market prices at the date of this filing, the Company's Subordinated Notes were trading in a range of 40-45% of face value.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

PART II   OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

    In April 2000, Westar and its affiliates acquired all of the equity interest of the Enterprise Funds in the Company. As a result, Westar and its affiliates now own 86% of the outstanding common stock of the Company.

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

                                             DOSKOCIL MANUFACTURING COMPANY, INC
                                             (Registrant)

    Date:  May 15, 2000                      /s/ Larry E. Rembold
                                             -----------------------------------
                                             Larry E. Rembold
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

    Date:  May 15, 2000                      /s/ John J. Casey
                                             -----------------------------------
                                             John J. Casey
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION
--------                     ----------
27                           Financial Data Schedule