Form 10-K
period 2000-06-30
DOSKOCIL MANUFACTURING CO INC
filed 2000-09-28
CIK 1046628

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
            JUNE 30, 2000
                                   OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM             TO

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]*

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. No [ ]*

* The Registrant is not subject to the reporting requirements of Item 405.

     As of June 30, 2000 there were 3,143,644 shares outstanding of the Registrant's no par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain of the documents required to be filed as exhibits in Part IV, Item 14, have been previously filed with the Securities and Exchange Commission and are incorporated by reference to one of the following documents: (i) the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997, (ii) the Company's Report on Form 10-Q for the Quarter ended December 31, 1998 as filed February 16, 1999, (iii) the Company's Report on Form 10-Q for the Quarter ended March 31, 1998, as filed May 17, 1999, (iv) the Company's Report on Form 8-K as filed on September 24, 1999, (v) the Company's Report on Form 10-K as filed on October 13, 1999, or (vi) the Company's Report on Form 8-K as filed on July 13, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
                                                                          1
Introduction and Note on Presentation.................................
                                   PART I
ITEM 1.   Business....................................................    3
ITEM 2.   Properties..................................................   16
ITEM 3.   Legal Proceedings...........................................   16
ITEM 4.   Submission of Matters to a Vote of Securityholders..........   16
                                  PART II
ITEM 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................   17
ITEM 6.   Selected Financial Data.....................................   17
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   18
ITEM 7a.  Quantitative and Qualitative Disclosure About Market Risk...   27
ITEM 8.   Financial Statements........................................   27
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   27
                                  PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........   28
ITEM 11.  Executive Compensation......................................   31
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   35
ITEM 13.  Certain Relationships and Related Transactions..............   37
                                  PART IV
ITEM 14.  Exhibits, Financial Statements, Schedules and Reports on
            Form 8-K..................................................   38

                     INTRODUCTION AND NOTE ON PRESENTATION

     On September 19, 1997, Doskocil Manufacturing Company, Inc., and Dogloo, Inc., entered into a merger agreement (the "Merger Agreement"), pursuant to which Dogloo was merged with and into Doskocil (the "Merger") on that same date. The Company (as defined below) is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates, including Westar Capital L.P., a California limited partnership (Westar LP), Westar Capital II, L.L.C., a Delaware limited liability company ("Westar LLC") and HBI Financial, Inc., a Washington corporation ("HBI") (collectively, "Westar").

     The term "Doskocil," as used herein, refers to Doskocil Manufacturing Company, Inc., and Spectrum Polymers, Ltd., prior to giving effect to the Merger. The term "Dogloo" refers to Dogloo, Inc., prior to giving effect to the Merger and the term "Company" refers to the combined entity of Doskocil and Dogloo. The term "combined Company" refers to a combined presentation of certain historical results of Doskocil and Dogloo which has been shown for comparison purposes only. Reference to "combined" results of the two companies indicate an historical view of the combined companies and is presented for comparison purposes only.

     The Company was in default of certain financial covenants under its credit facilities at June 30, 1999 and, in October 1999, completed an amendment to its credit facilities and obtained waivers of all financial covenant defaults. In October 1999, certain shareholders of the Company acquired $5.0 million of Series D Preferred Stock from the Company and guaranteed an additional $15.0 million line of credit obtained by the Company from Bank of America, N.A. Also, in June 2000 the Company completed an amendment to its credit facility which, among other things, increased interest rates and modified the minimum fixed charge coverage ratio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the amendments made to the credit facilities.

     The Company is among the leading plastic pet products companies in the United States.

                           FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections on "Business" and "Management's Discussions and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectation and estimates as to the Company's business operations including, but not limited to, the Company's market position, product introduction, raw material processing, brand strategy, information systems, manufacturing integration, customer order fulfillment, demand forecasting, production scheduling, SKU reduction, warehouse management, labor and freight costs, and future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures and the sale of assets. These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans" or similar words indicating that future outcomes are uncertain.

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all factors, that could cause future outcomes to differ materially from those set forth in forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risks related to the business described in this report. See "Business -- Risks Related to the Business." In addition to factors that may be described in this report, the following factors, among others, could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company:

     - failure to fulfill customer orders on a timely basis;

     - changes in consumer preferences and the ability of the Company to adequately anticipate such changes;

     - difficulties or delays in developing and introducing products or failure of customers to accept product offerings;

     - the seasonal nature of the Company's operations;

     - effects of and changes in general economic and business conditions;

     - actions by competitors, including new product offerings and marketing and business conditions;

     - claims which might be made against the Company, including product liability claims;

     - the loss of significant suppliers or sponsors;

     - changes in business strategy or new product lines;

     - any inability of the Company to meet the financial covenants applicable to the Company under its credit and debt agreements (See "Risks Related to the Business -- Highly Leveraged" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a Texas corporation. Executive offices are located at 4209 Barnett Boulevard, Arlington, TX 76017.

     The Company is among the leading producers of plastic pet products in the United States. The Company manufactures and markets a broad range of pet products through multiple distribution channels. Key customers include PETsMART, Wal-Mart, K-Mart, Petco, Sam's Club and Costco. As part of the Merger, Doskocil brought to the combined Company its strength in the pet carrier category, along with a broad range of products and manufacturing capabilities. Dogloo added its strength in the pet shelter category, along with its demonstrated product development and marketing abilities. Accordingly, the Merger created a Company with complementary pet product lines, including both pet carriers and pet shelters, complementary customer bases and substantial opportunities for cost reductions. The combined net sales of Doskocil and Dogloo have increased from $105.1 million in 1993 to $158.4 million for the fiscal year ended June 30, 2000.

     The following table summarizes the combined net sales of Doskocil and Dogloo by type for the periods presented:

                                                               YEAR ENDED
                                        --------------------------------------------------------
                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   DECEMBER 30,
                                          2000       1999       1998       1997         1996
                                        --------   --------   --------   --------   ------------
                                                             (IN THOUSANDS)
Pet products..........................  $136,476   $140,022   $130,863   $126,776     $126,007
Sporting goods and other..............    13,857     15,118     16,148     12,880       12,775
Furniture, custom molding, tackle and
  hardware............................        --      3,873      6,717     16,549       18,779
Outside resin sales...................     8,085     10,919      5,370      4,478        2,413
                                        --------   --------   --------   --------     --------
Combined net sales....................  $158,418   $169,932   $159,098   $160,683     $159,974
                                        ========   ========   ========   ========     ========

     The Merger combined complementary product lines in several categories in which both companies have traditionally had a smaller presence. Doskocil produces a broad line of plastic products, including pet products such as pet carriers, pet shelters, feeding and watering systems, cat products and pet bedding, as well as sporting goods cases. Doskocil's Vari Kennel(R), Sky Kennel(R), Pet Porter(R), Pet Taxi(R), and Kennel Cab(R) brand names for pet carriers were widely known and have continued to enjoy increasing use in the transportation and indoor training of pets. Doskocil's Gun Guard(R) brand (firearms and archery cases) and Golf Guard(R) brand (golf travel cases) are similarly well-recognized in the sporting goods market. Dogloo's product line consists of plastic pet shelters, pet carriers, pet bedding and pet feeding and watering products. Its numerous styles and sizes of pet shelters include the Dogloo(R), Indigo(R), Ruff Hauz(R), Animal Hauz(R), Baux'r(R) and Brik Hauz(R). These shelters are made from a structural foam plastic which provides exceptional durability and insulation relative to other types of plastic or wooden pet shelters. The Company believes the Dogloo(R), its igloo-shaped best-selling pet shelter, is unique in style, wind resistant, easy to clean and popular among breeders, kennel owners and general consumers. In the Merger, the Company acquired Dogloo's federal configuration trademark on its igloo-shaped pet shelters.

     The Company's products are marketed under the Petmate(R) brand name umbrella. This single branding strategy, adopted in fiscal 1999, facilitated product line restructuring, rationalization and consolidation. Product line restructuring reduced the Pet segment from a pre-Merger total of more than 1,100 SKUs to approximately 450 SKUs. This reduction in SKUs aided in the Company's recovery from manufacturing and fulfillment difficulties in late calendar 1998 and has reduced the Company's operational complexity going forward. The Dogloo branding was retired, although "Dogloo" still is used as the product branding to describe igloo-shaped doghouses.

     As a result of the Merger, the Company has a substantially broadened customer base and reduced customer concentration. Doskocil's principal products were, and continue to be, sold to a wide variety of retailers including specialty pet superstores such as PETsMART and Petco, mass merchandisers such as Wal-Mart and K-Mart, food and drug stores, hardware stores and a number of distributors that sell to independent pet stores. Dogloo's products were, and continue to be, sold through a variety of similar retail channels, including mass merchandisers such as Wal-Mart, wholesale clubs such as Sam's Club, home centers such as Lowe's and Menards, pet specialty superstores such as PETsMART, farm and agricultural stores such as Tractor Supply Company, and distributors that sell to independent pet stores. No one customer accounted for more than 22.0% of the Company's total net revenues in fiscal 2000.

HISTORY OF DOSKOCIL AND DOGLOO

  Doskocil

     Doskocil began manufacturing wooden and wire pet carriers in the early 1960's. In 1972, Doskocil purchased its first injection molding machine and began manufacturing plastic pet carriers, quickly becoming the primary supplier to the domestic airline market. Subsequently, Doskocil expanded into the portable firearms case market and became a principal supplier of both pet carriers and firearms cases to the airline industry. Building on its success with the airline industry (which is now a small component of the Company's overall business) and using the flexibility of the injection molding manufacturing process, Doskocil began to target the consumer market directly in the mid-70's. In 1993, Doskocil acquired the pet products division (consisting primarily of pet carriers and pet shelters) of Contico, Inc., through an asset purchase. In 1994, Doskocil purchased the Woodstream product line, consisting primarily of firearms cases and fishing products, from Ekco Canada, Inc., and Ekco Group, Inc. As of May 1999, the Company sold its interest in the tackle box and hardware products. This sale was made to permit the Company to sharpen its focus on its remaining core business products.

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

     In 1995, Dogloo encountered growth-related financial difficulties caused primarily by a combination of (i) start-up problems at the new Indianapolis facility which caused unfavorable product cost variances, (ii) outsourced manufacturing problems related to Dogloo's new pet carrier line, (iii) a business which had grown beyond the capabilities of its then-existing infrastructure and organization controls, (iv) increased service requirements on debt, and (v) an increased number of unusual expenditures, including expansion of the Indianapolis facility, installation of a new information system, and the incurrence of significant legal fees associated with a Dogloo lawsuit alleging violation by Doskocil of Dogloo's configuration trademark relating to its igloo-shaped shelter, which was settled in 1995. In September 1995, Westar acquired control of Dogloo through a recapitalization. Westar changed numerous management procedures and practices, replaced or added two senior managers and actively mentored Dogloo's co-founder and Chief Executive Officer. Dogloo's operating results improved from an operating loss of $4.3 million in 1995 to an operating income of $6.6 million in 1996. Key elements of the improvement included (i) the reduction and control of sales returns and allowances, (ii) the elimination of excessive manufacturer's profit on outsourced pet carriers, (iii) a substantial increase in manufacturing efficiency, (iv) a reduction in inbound freight costs and (v) a shift in product mix toward higher-margin products.

PET PRODUCTS INDUSTRY AND COMPETITION

     The U.S. nonfood pet supplies industry was estimated in a study published in 1999 by Packaged Facts to have generated approximately $4.9 billion in sales in 1999, up 8.0% from 1998. With annual sales growth projected to average between 7.0% and 8.0% for the upcoming five-year period, the market should approach the $7.0 billion mark by 2004. The study estimates that of the $4.9 billion in 1999 non-food pet supply sales, the dog and cat segments represented approximately 67.0%. Packaged Facts attributed the growth in non-food pet supply sales to both an increasing number of pets and an increasing annual expenditure per pet. In 1999, Packaged Facts estimated a national pet population of around 237 million. According to a 1999/2000 National Pet Owners Survey, 61.0% of U.S. households own some kind of pet, for a total of 61 million pet-owning households. Packaged Facts attributed the growth in the pet supplies market to a number of factors, including (i) the baby boomer generation purchasing pets for their children, (ii) the increased senior citizen component of the population that appreciates the companionship of pets, and (iii) the expansion of pet supply outlets which stimulated consumer demand. Management believes that pet superstores have stimulated retail sales by increasing product turnover through advertising, promotions, and a larger selection of products. Management further believes the Company is well-positioned to benefit from these retailers as they continue to expand their store count, both domestically and internationally.

     The Company estimates that the total U.S. plastic pet shelter market for fiscal 2000 was approximately 1.5 million units. The Company believes that important sources of ongoing pet shelter sales are the birth or purchase of new dogs, the replacement of wooden shelters and family lifestyle changes such as a new home or child, and the replacement of wooden shelters. The Company estimates that 65.0% of the pet shelters in use are wooden. The Company's research also indicates that plastic shelters have largely replaced wooden pet shelters in retail stores. The Company believes that demand for its plastic pet shelters will increase over time as wood shelters currently in use are replaced with plastics shelters.

     The Company estimates that the total U.S. plastic pet carrier market for fiscal 2000 was approximately 4.4 million units. An American Pet Products Manufacturers Association ("APPMA") study indicates that within the pet carrier market, 29.0% of dog owners and 65.0% of cat owners in 1998, up from 56.0% of cat owners in 1996, owned pet carriers. In addition, according to APPMA data, of all cages or traveling crates owned by dog owners, 63.0% were made of plastic in 1998. The Company believes that pet carrier purchases will continue to increase due to increased market awareness of the need for pet carriers for transportation, indoor training of dogs and consumer transition from wire to plastic carriers.

     The market for the Company's products is highly competitive. The Company competes with a number of smaller, privately held companies and certain public companies, some of which have greater name/brand recognition, larger customer bases and/or significantly greater financial resources than the Company. Among the smaller companies against which the Company competes in the pet shelter category are Stylette, Blitz, TFH, Pet Zone and Flowtron. The Company competes in the pet carrier category against Stylette, Kennel Air, TFH, Marchioro, and Blitz. There are no substantial regulatory or other barriers to entry of new competitors into the Company's market. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the current and future competitive pressures faced by the Company will not adversely affect its profitability or financial performance. Sales of pet products can be dependent upon discretionary consumer spending, which may be affected by general economic conditions, as well as continued interest in pet ownership. A decrease in consumer spending on pet products or a reduction in pet ownership could have an adverse effect on the Company's financial position, business, operating results and cash flows.

BUSINESS STRATEGY

     The Company's strategic objectives are to further enhance its position among the leading manufacturers and marketers of plastic pet products in the United States and to continue its expansion internationally. The Company will seek to grow its business and maintain its competitive position by (1) building brand recognition with consumers, (2) continuing new product innovation, (3) becoming a low cost producer, (4) providing the best customer service and fulfillment for its customers and (5) becoming a global manufacturer and marketer in its core product lines. The Company remains committed to this strategy for the long-term. Over the short-term, the Company will focus its efforts on growing sales, reducing fixed costs and improving manufacturing productivity. The Company will seek to leverage its competitive strengths to accomplish the following objectives:

     Capitalize on Brand Image. The Company expects to strengthen its market leading position by continuing to develop the Petmate(R), Gun Guard(R), and Golf Guard(R) brands with both the retail trade and with consumers. Packaging and merchandising, web based communications, sponsorship programs, public relations and cross merchandising programs will be the focus during the next fiscal year.

     Continue to Introduce New Products in Order to Fuel Growth. The Company is committed to continued product development within its current product categories and the creation of innovative new product categories. The Company is also focused on searching the market for innovative products that can be licensed or purchased and then marketed and distributed through the company's existing infrastructure. The combined Company, including prior to the Merger, Doskocil and Dogloo, launched a total of 79 new products in calendar years 1996 to 1999. The Company launched a total of 16 additional new products in fiscal year 2000 and 22 in fiscal year 1999. The Company intends to focus additional efforts in new product development. Licensing programs and outsourced products will help the Company achieve this initiative. The annual expenditures for this area are estimated to increase significantly for fiscal 2001, as the Company plans to develop new products and strengthen its brand in the marketplace. Lower fiscal 2000 expenditures reflected the Company's focus on lowering costs and improving fulfillment capabilities. There can be no assurance that these additional expenditures will result in the successful introduction of new products or in increased sales.

     Low Cost Producer. Spectrum, the Company's vertically integrated plastic resin compounding facility, together with the Company's resin compounding experience, enables the Company to produce plastic resins using a significantly reduced proportion of prime resins, while achieving raw material specifications which meet or exceed the Company's product and manufacturing requirements. The Company's principal raw materials are various plastic resins, which are either "prime" resins purchased from petrochemical producers or blends of prime resins and recycled materials purchased from third-party suppliers or produced by the Company. Spectrum uses a mixture of prime resins and recycled materials to produce plastic resins.

     The Company is investing in new molds and equipment that lowers cycle times, down time and costs. It is implementing the principles of lean manufacturing which will lead to increased efficiency and lower working capital.

     Build a world class customer service/fulfillment organization. The Company believes customer service has been a critical factor in the history of Doskocil's success in the marketplace and its ability to compete against larger competitors. This will continue to be important in the short-term as well as the long-term. The Company is committed to continuing the development of its customer service and fulfillment operations. By enhancing its talent base and training, and improving systems and processes, the Company intends to develop the customer/fulfillment operation into a strategic competitive advantage. The Company is investing in people and systems to maintain its strength in this area. During fiscal 1999 and 2000, the Company experienced shipping and invoicing problems. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Overview").

     Part of customer service is providing superior order fulfillment capabilities to its customers. The Company believes its investment in fulfillment systems and facilities is a significant barrier to entry to other potential competitors. These capabilities include electronic data interchanging of orders and invoices, advanced shipping notifications and supporting cross docking and other functions designed to provide low cost logistics services to its customers.

     Exploit International Growth Opportunities. While international sales represented approximately 7.6% of the Company's net sales in fiscal 2000, management believes that the international markets, especially Europe, Japan and Latin America represent a significant growth opportunity. The international expansion of U.S. retailers is also expected to provide a significant opportunity for the Company to increase international sales. Management is currently evaluating the establishment of distribution facilities in continental Europe. During fiscal 1999, the Company began limited manufacturing in Europe using a contract molder to run existing Company molds. During fiscal 2000, the Company expanded its production by sending additional molds to Europe.

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

     Pet Carriers. The Company currently produces approximately 100 SKUs of pet carriers ranging in domestic retail price from approximately $10 to $200. Management believes the Company's Vari Kennel(R), Pet Porter(R), Pet Taxi(R), and Furrarri(R) brand names are widely known among retail consumers as well as pet product retailers and airlines. These pet carriers come in a variety of colors and have an assortment of features such as quick-release latches, dual door locks and snap-on waterer/feeder dishes. The Company's pet carriers have been developed and refined over a 35-year period and have achieved certain brand awareness among consumers and a reputation for quality.

     The Company believes its plastic pet carriers are superior to cardboard and wire carriers and have made wooden carriers practically obsolete. Plastic pet carriers are durable, yet lightweight, and provide superior protection for the animals while maintaining a clean environment outside of the carrier. In addition to being used for transportation, pet carriers have enjoyed increasing consumer acceptance for the indoor training of pets.

     Pet Shelters. The Company produces numerous styles of pet shelters in various sizes, including the Dogloo(R), Indigo(R), Ruff Hauz(R), Animal Hauz(R), Baux'r(R), Pet Barn(R) and Brik Hauz(R). The Indigo(R), the Company's best seller, is unique because of its trademarked igloo shape and structural foam plastic construction, which management believes offers significant advantages over wooden and other plastic pet shelters. The Company currently manufactures approximately 35 different pet shelter SKUs providing retailers with the ability to tailor their product offerings to their customer base. Domestic retail pricing on the Company's pet shelters ranges from approximately $30 for a small Ruff Hauz(R) to over $180 for a Giant Dogloo(R).

     Management believes the Company's structural foam plastic pet shelters are superior to wooden models or other non-structural foam plastic pet shelters on the market. Dogloo pioneered the use of structural foam plastic in the production of pet shelters in the late 1980's, and owns a configuration trademark which protects certain aspects of its design from imitation by competitors (see "Business -- Patents and Trademarks"). The insulating qualities of structural foam and the igloo-shaped design are strong selling features. Structural foam plastic is an extremely durable, lightweight, thermal material which enables the Company's pet shelters to remain warmer in winter and cooler in summer. The igloo-shaped structural foam shelters manufactured by the Company provide exceptional durability, insulation and comfort compared to other types of wooden homes and non-structural foam plastic shelters. Another advantage of these shelters over wooden shelters is that structural foam is non-porous, making them easy to clean with soap or disinfectants and dry quickly and easily. The non-porous surface also prevents fleas and disease from living in the material, as can occur with wood products.

     Other Pet Products. The Company's other pet product lines include cat litter boxes, feeding and watering systems, pet bowls, pet toys, pet furniture and bedding. The Company's feeding and watering systems are among the fastest growing segments of the Company's "other" pet products category, and offer multiple day feeding and watering solutions for pets in the absence of their owners. Management believes the breadth of the Company's entire pet product line represents the most complete assortment of durable dog and cat products in the industry.

     Sporting Goods Cases. The Company sells three sporting goods product lines with over 40 different SKUs, which gives the Company a significant presence in this market. The Company is one of the leading manufacturers and suppliers of hard-sided firearms cases, bow cases and golf cases in the United States and has substantial market share in each of its product lines. In 1976, the Company became the first manufacturer to sell hard-sided firearms cases to the airlines industry and eventually to retail customers. Management believes the Company's Gun Guard(R) cases are known for their high quality. The Company is the leading producer of hard-sided firearms cases in the United States.

     The Company also manufactures and supplies a line of photo/video camera cases. The photo/video case product line is sold under the Camera Guard(R) name and includes products such as the Seal-Tight(R), a water, dust and airtight case with foam inside.

     In 1994, through the acquisition of the assets of the Woodstream sporting goods product line from Ekco Canada, Inc., and Ekco Group, Inc., the Company entered the golf accessories market with the Golf Guard(R) hardsided travel case for golf clubs. Because of its rugged outer shell, management believes the Golf Guard(R) travel case is superior to soft cases which can rip, stain and show dirt. In addition, the Golf Guard(R) case has built-in padlock tabs, bail latches and dual wheels. During fiscal 1999, the Company sold its interest in the tackle box and hardware products acquired as part of the Woodstream product line.

     Outside Resin Sales. The Company sells to outside customers its excess production capacity from its Spectrum resin compounding facility.

NEW PRODUCT DEVELOPMENT

     New products introduced within the past three calendar years accounted for over 8.6% of the Company's fiscal year 2000 revenue. The Company is committed to maintaining its reputation as an industry leader through continued product development within its current product categories and the creation of innovative new product categories. Management believes the Company has demonstrated the ability to develop and market new products to both retail consumers and those who influence the purchasing patterns of consumers such as breeders and veterinarians. The Company launched a total of 16 new products in fiscal year 2000 and 22 in fiscal year 1999. The Company expects to launch a total of 13 new products in fiscal year 2001. The Company expects new product capital expenditures of $2.0-$4.0 million in fiscal 2001, up from $0.7 million in fiscal 2000. This increase reflects the Company's focus on developing new products and strengthening its brand in the marketplace.

     The Company's philosophy on new product development is to focus on the needs of the consumer while creating products which will enhance the interaction of the pet with its owner and also the pet's care, comfort and lifestyle. The Company evaluates ideas from multiple sources, both internal and external, and tests such ideas against consumer reaction and market potential. After a promising product is identified through consumer and market research, the Company employs a multifunctional team approach to accelerate the speed and improve the effectiveness of new product introductions. The Company has won over 10 new product industry awards during the past five years. The Company also seeks to acquire existing products that can be leveraged through its broad distribution network.

SALES, MARKETING AND DISTRIBUTION

     The Company's marketing strategy is to communicate directly with the consumer through in-store merchandising, direct marketing, advertising and promotional programs. The Company believes strong brand recognition and programs which influence consumer purchase intentions provide the framework for establish-ing effective merchandising presentations at point of sale. The Company has tailored its products to nine distinct distribution channels (see
"Business -- Customers"). By focusing on multiple distribution channels, the Company believes it is well positioned to meet the various needs and shopping habits of consumers. During fiscal 1999, the Company revised its "umbrella" strategy to consolidate brands within the pet products area (see
"Business -- General").

     Domestically, the Company employs a direct sales force based near key retail customers. The Company also uses manufacturer representatives to support certain customers and to cover specific territories and channels of distribution. The Company believes this approach, along with its proactive customer service function, has allowed it to build important customer partnerships and will serve as a significant competitive advantage in the future.

     The Company also markets its products internationally, with primary emphasis on Europe, Canada, Latin America, Japan, Australia and the Pacific Rim. The Company has developed multilingual packaging and trade advertising capabilities and it continues to expand international distribution. During fiscal 1999, the Company began limited manufacturing in Europe using a contract molder to run existing Company molds that were available after domestic product line consolidation. The Company believes foreign manufacturing avoids significant shipping costs and import duty when selling to European markets. With a base of foreign pet distributors in place to service the pet specialty channel, the Company is focusing on mass merchandisers and home and garden centers in Germany, Latin America, Canada, and the United Kingdom. The Company primarily utilizes direct sales personnel, in cooperation with selected distributors, to market internationally. The Company believes it is well positioned to assist United States retailers expanding their operations abroad.

CUSTOMERS

     The Company distributes its products through a broad distribution network of retailers, with the largest customer accounting for 22.0% of fiscal 2000 revenues. The primary distribution channels include mass merchants, pet superstores, hardware and home centers, warehouse clubs, distributors, farm and agriculture, food and drug, co-ops, and catalogs.

     In the years ended June 30, 2000, June 30, 1999 and June 30, 1998, the Company's largest customer accounted for approximately 22.0%, 17.0% and 13.0%, respectively, of the Company's combined sales. The Company's ten largest customers accounted for, in the aggregate, approximately 57.0%, 53.0% and 42.0%, respectively, of net combined sales during such periods. In fiscal 2000 and 1999, sales to the Company's second largest customer accounted for approximately 12.0% and 13.0%, respectively, of net sales. The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     As management believes is typical in the pet and sporting goods industries, the Company does not have long-term or exclusive contracts with any of its customers. Sales to customers and purchases from suppliers are generally made pursuant to purchase orders.

     Because of operational problems encountered in fiscal 1999 and 2000, the Company streamlined its customer base. The reduction in the number of direct accounts allowed the Company to focus on larger customers and larger order minimums. The streamlining program attempted to move certain smaller customers to buy from the Company's distributor partners to ensure that they would be serviced effectively. During fiscal 2000, the Company implemented a streamlining strategy that significantly reduced both the direct customer base and SKUs by approximately 55.0% and 20.0%, respectively.

RAW MATERIALS

     The Company's principal raw materials are various plastic resins, which are either "prime" resins purchased from petrochemical producers, or blends of prime resins and recycled materials purchased from third-party suppliers or produced by the Company. The plastic resins used by the Company are produced from petrochemical intermediates, derived from petroleum extracts. The main resins historically utilized by the Company are high density polyethylene ("HDPE"), which Dogloo has used to manufacture its line of pet shelters, and polypropylene ("PP"), which Doskocil has used to manufacture its pet carriers and other plastic products. In manufacturing many products, including pet shelters, formulations of PP can be substituted for HDPE. To a lesser extent, the Company utilizes other raw materials such as steel, specialty chemicals (including nitrogen, impact modifiers, blowing agents, antioxidants and ultraviolet stabilizers), carbon black, synthetic fibers, natural rubbers, polyethylene, colorants, components of polyester/cotton fabrics, polyurethane foam and PVC vinyl.

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

     Resin prices reached peaks in 1988 and 1995 and have declined significantly in recent years (see chart below). As major petrochemical companies have built polypropylene plants, hundreds of millions of pounds of resin capacity have been added to the marketplace, driving down resin prices. Plastic resin prices can vary from year to year and are very difficult to predict beyond a few months. For calendar 2000, prices for HDPE and PP rose significantly in the first half of the year with prices softening in the calendar third quarter. Prices for natural gas and oil have risen significantly over the last year and have led some producers to shut down production. This is expected to be a key factor in causing resin prices to continue to increase.
PERFORMANCE GRAPH

                                                                    HDPE * MARKET PRICE                CO-PP * MARKET PRICE
                                                                    -------------------                --------------------
1979                                                                        0.30                               0.29
1980                                                                        0.35                               0.34
1981                                                                        0.37                               0.39
1982                                                                        0.34                               0.38
1983                                                                        0.33                               0.36
1984                                                                        0.32                               0.39
1985                                                                        0.26                               0.35
1986                                                                        0.27                               0.34
1987                                                                        0.32                               0.41
1988                                                                        0.50                               0.52
1989                                                                        0.46                               0.45
1990                                                                        0.39                               0.38
1991                                                                        0.31                               0.36
1992                                                                        0.27                               0.34
1993                                                                        0.28                               0.30
1994                                                                        0.33                               0.34
1995                                                                        0.43                               0.50
1996                                                                        0.40                               0.42
1997                                                                        0.40                               0.42
1998                                                                        0.34                               0.33
1999                                                                        0.34                               0.30
2000                                                                        0.42                               0.40

Based on data regarding high-density polyethylene and co-polymer polypropylene from Chemical Data, Inc., May 2000 Edition.

PATENTS AND TRADEMARKS

     Following the Merger, the Company operated using two distinct product brand identifications used by the pre-Merger companies, Doskocil and Dogloo. Trademarked brands marketed under the Doskocil name included Vari Kennel(R), Sky Kennel(R), Petmate(R), Pet Taxi(R) and Kennel Cab(R) in pet products, as well as Gun Guard(R) firearms and archery cases, Camera Guard(R) camera cases and Golf Guard(R) golf travel cases. Brands marketed under the Dogloo name included Furrarri(R) and Innovator(R) carriers as well as the Ruff Hauz(R), Brik Hauz(R), Dogloo II(R), Indigo(R) and Animal Hauz(R) pet shelters.

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

     The current registrations of the Company's trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided the Company, as the registered owner, and its licensees, where applicable, comply with all applicable laws. The Company also has several U.S. utility and design patents and several patent applications pending. The Company is not aware of any material challenge to the ownership by the Company of its major trademarks or patents. The Company believes it benefits from its intellectual property and intends to defend its exclusive use of such property against infringement by third parties, although the company cannot predict success in defending its intellectual property rights (see
"Business -- Risks Related to the Business, Reliance on Trademark, Patent and Proprietary Information").

SEASONALITY

     The business and results of operations of the Company are seasonal. The Company experiences increased sales of pet shelters during the third and fourth calendar quarters of the year as retailers build inventories in anticipation of periods of cold weather. With regard to other products, pet carriers and firearms cases have usually been the sales leaders in its quarter ended June, and sales of other pet products and firearms cases are normally promoted and are higher in the quarters ending in September and December.

EMPLOYEES

     The total number of active employees at June 30, 2000 was 945. The Company hires a significant number of temporary employees to assist in production during times of peak customer demand. None of the Company's employees are represented by labor unions. The Company considers its relationship with its employees to be good.

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

RISKS FACTORS RELATED TO THE BUSINESS

     Highly Leveraged. The Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged since that time. As of June 30, 2000, the Company had total indebtedness of approximately $186.3 million. Subject to the restrictions in the Company's Credit Facility dated September 19, 1997 with Bank of America, as administrative agent, and other lending institutions party thereto (as amended, the "Credit Facility") and the Indenture (the "Indenture") for the 10 1/8% Senior Subordinated Notes (the "Subordinated Notes"), the Company and its subsidiaries may incur additional indebtedness from time to time to finance capital expenditures and acquisitions and for other general corporate purposes. On August 12, 1999, the Company entered into an additional credit facility (as amended on October 12, 1999, the "Additional Credit Facility") with Bank of America, N.A. (the "Additional Lender") which permits the Company to borrow up to $15.0 million due in September, 2000 and sold $5.0 million Series D Preferred Stock (see "Management's Discussion and Analysis of Financial

Condition and Results of Operations -- Liquidity and Capital Resources"). In September 2000, the lenders amended the Additional Credit Facility to extend to September 28, 2001.

     The degree to which the Company is leveraged could have important consequences to the Company's equity and debt holders, including:

     - the limitation on the Company's ability to obtain additional financing for working capital, product development, capital expenditures, debt service requirements or other purposes;

     - a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal and interest on its indebtedness, thereby reducing funds available for operations and capital additions;

     - certain of the Company's borrowings, primarily the borrowings under the Credit Facility and Additional Credit Facility, will be at variable rates of interest which could cause the Company to be vulnerable to increases in interest rates;

     - the Company may be more vulnerable to economic downturns and more limited in its ability to withstand competitive pressures than its competitors that are not as highly leveraged; and

     - the Company's leveraged status may affect its ability to make acquisitions in the future

     The Company's scheduled payments of principal and interest on existing borrowings under the Credit Facility and the Subordinated Notes are $27.3 million in fiscal 2001, $27.9 million in fiscal 2002, and $27.2 million in fiscal 2003 excluding the Additional Credit Facility. The Company's ability to make scheduled payments of principal or interest or refinance to its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control, as well as the availability of borrowings under the amended Credit Facility, the amended Additional Credit Facility or successor facilities. However, based upon the current and anticipated level of operations, the Company believes that its cash flow from operations, together with amounts available under the amended Credit Facility, the Additional Credit Facility and equity infusions, if any, required under the Support Agreement, will be adequate to meet its anticipated cash requirements for working capital, capital expenditures, interest payments and scheduled principal payments. There can be no assurance that the Company's business will generate cash flow at or above required levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its indebtedness or to obtain additional financing or to dispose of material assets or operations. In conjunction with the Fifth Amendment to the Credit Facility, Westar Funds agreed to jointly and severally provide capital to the Company in an amount that would meet financial covenants for the nine months ended June 30, 2000 and the four quarters of fiscal 2001. The amended Credit Facility, the amended Additional Credit Facility and the Subordinated Notes restrict the Company's ability to sell assets and/or use the proceeds therefrom. There can be no assurance any such refinancing or asset sales would be possible under the Company's debt instruments existing at such time, the proceeds which the Company could realize from such refinancing or asset sales would be sufficient to meet the Company's obligations then due or any additional financing could be obtained.

     Restrictive Covenants and Asset Encumbrances Under the Credit Facility, the Additional Credit Facility and Indenture. The Credit Facility, the Additional Credit Facility and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of Company management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The amended Credit Facility and the Additional Credit Facility also contain a number of financial covenants that require the Company to meet certain financial ratios and tests, including an amended minimum fixed coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio and a minimum EBITDA provision and provide that a "change of control" will constitute an event of default. The existing Credit Facility was amended in February 1999, May 1999, August 1999, October 1999 and June 2000, and as part of the amendments in February, May, and October, waivers of certain financial covenant defaults were granted.

     The Company's continued ability to satisfy its financial covenants depends, in part, on the ability of the Company to successfully integrate the production and offerings of the combined Company. As is normally the case in credit relationships, a failure to comply with the covenants contained in the amended Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In addition, the obligations of the Company under the amended Credit Facility are secured by substantially all of the assets of the Company. Amounts outstanding under the Additional Credit Facility are secured by liens in certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's Credit Facility. In the case of an event of default under the amended Credit Facility or the Additional Credit Facility, the lenders under the Credit Facility and the Additional Credit Facility would be entitled to exercise the remedies available to a secured lender under applicable law. If the Company were obligated to repay all or a significant portion of its indebtedness, there can be no assurance the Company would have sufficient cash to do so or the Company could successfully refinance such indebtedness. Other indebtedness the Company may incur in the future may contain financial or other covenants more restrictive than those applicable to the Credit Facility or the Subordinated Notes.

     While the Company intends to increase its new product development efforts, there can be no assurance these increased efforts will result in successful new product introductions.

     Risks Related to the Merger and Integration of Doskocil and Dogloo. The Merger involved the combination of two companies that previously operated independently. The assimilation of the companies is an ongoing process that requires integration and coordination of the Company's product offerings, management, systems, research and development, manufacturing and sales and marketing efforts. The difficulties of such assimilation include the need to consolidate manufacturing operations in Arlington, Texas, integrate personnel and combine different corporate cultures. In addition, in the last half of fiscal 2000 the Company engaged outside consultants to help streamline its enterprise resource planning ("ERP") and warehousing management systems. The decision was made to reconfigure the ERP system and also use the embedded warehouse management function, dropping the acquired warehouse management system (see "Problems with Implementation of Computer Systems").

     The Company made substantial progress on the integration of Doskocil and Dogloo in fiscal 1998, fiscal 1999 and fiscal 2000. During fiscal 1998, the Company closed the Dogloo facilities in Corona, California and Indianapolis, Indiana, relocated key management and machinery and equipment to Arlington, Texas, consolidated ordering, inventory and shipping into a single location while continuing to prepare to implement a new information system, accelerated new product development, and adopted a new "umbrella" brand strategy for the products of the combined Company. During fiscal 1999, the dual brand strategy was abandoned to facilitate product line restructuring, rationalization and consolidation. The Company sold the Dogloo facilities in Indianapolis, Indiana during the first quarter of fiscal 2000.

     Commencing with the fourth quarter of fiscal 1998, the Company experienced difficulty in fulfilling certain customer orders on a timely basis. This difficulty was attributable to a number of factors, including problems experienced in managing the combined product lines of Doskocil and Dogloo, forecasting accurately customer demand, production scheduling, logistic constraints and achieving planned production rates from certain equipment. The Company has taken short and long-term steps to address these matters, including developing a more sophisticated sales forecast system, expanding outsourcing of certain product production and shipping, developing and implementing a plan to reduce SKUs, installing a warehouse management information system, and implementing a new Company-wide information system. The Company's difficulty in fulfilling certain customer orders and the associated short-term increased costs incurred to address this difficulty, including increased labor and freight costs, will unfavorably impact future results.

     Problems with Implementation of Computer Systems. In October 1998, the Company experienced complications with and abandoned its attempted implementation of a new manufacturing, distribution and financial hardware and software system. This led, in part, to the Company's difficulties described above in fulfilling certain customer orders on a timely basis. In fiscal 1999 and in fiscal 2000, the Company experienced complications with its computer systems. In March 1999, the Company commenced the rapid implementation of a standard preconfigured ERP software system and a warehouse management system which was installed in July 1999. The Company has experienced problems with these new systems and has found it necessary to have the standard set up modified to address the Company's specific needs. The Company believes its new system with planned modifications will adequately serve its needs. The Company incurred additional expenses to implement the planned modifications to that system and, until the modifications are completed, may continue to experience operational and customer order fulfillment difficulties. Certain elements of these systems were reconfigured and re-launched in June 2000. In addition, any failure of the system similar to the failures experienced in fiscal 1999 and 2000 could have an adverse effect on the Company's customer relations and adversely affect the Company's financial position, results of operations and cash flow.

     Seasonality and Quarterly Fluctuations. The business and results of operations of the Company are seasonal. The Company's business and results of operations have historically been seasonal due to the increased number of pet shelters sold during periods of inclement weather and because of the increased number of sporting goods and certain other products sold in anticipation of the spring and fall selling seasons. In order to finance these seasonal variations and resulting inventory and receivable levels, the Company has utilized a revolving line of credit. The outstanding balance on the revolving line of credit has generally followed the seasonal cycle described above, increasing until sales and the collection of receivables could be used to reduce the outstanding balance on the line. There can be no assurances that the Company will be able to finance seasonal variations in its liquidity requirements.

     Dependence on Raw Material Pricing and Availability. The major raw materials used in the manufacturing of the Company's products are various plastic resins and recycled plastic materials, including primarily polypropylene and polyethylene and their derivatives. The plastic resins used by the Company are produced from petrochemical intermediates which are, in turn, derived from petroleum extracts. Plastic resin prices may fluctuate as a result of worldwide changes in natural gas and crude oil prices and capacity, as well as changes in supply and demand for resin and petrochemical intermediates from which they are produced. Among other industries, the automotive and housing industries are significant users of plastic resin. As a result, significant changes in world wide capacity and demand in these and other industries may cause significant fluctuations in the prices of plastic resin. In the past, the Company and its individual predecessors have had limited ability to increase product pricing in response to plastic resin price increases. In fiscal 1999 and 1998, the Company has benefited from favorable resin prices. In fiscal 2000, the Company experienced increasing resin prices. Continued increases in the prices of plastic resins could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Significant increases in the prices of other raw materials used to manufacture the Company's products could have a material adverse effect on the Company's financial position, operating results, and cash flows. The Company purchases certain other raw materials from the Far East. There can be no assurance severe shortages of raw materials will not occur in the future that could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's financial position, operating results and cash flows.

     Concentration of Customers. In fiscal years ended June 30, 2000, June 30, 1999 and June 30, 1998, the Company's largest customer accounted for approximately 22.0%, 17.0% and 13.0%, respective of net sales, and the Company's ten largest customers accounted for, in the aggregate, approximately 57.0%, 53.0% and 42.0%, respectively, of net sales (see "Business -- Customers"). The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Because of operational problems encountered in fiscal 1999, one of the Company's top twenty customers representing approximately $1.7 million annual sales and several smaller accounts with total annual sales of approximately $3.0 million, ceased doing business with the Company.

     Reliance on Trademark, Patent and Proprietary Information. The Company's continuing success depends in part on its ability to protect and maintain the proprietary nature of its products through a combination of trademarks, patents, licenses and other proprietary arrangement. The Company intends to protect vigorously the proprietary nature of its products; however monitoring and identifying unauthorized use of the Company's proprietary rights may prove difficult. There can be no assurance the Company's pending trademark or patent applications will issue or if issued, or licensed to the Company, they will be enforceable or will provide substantial protection from competition or be of commercial benefit to the Company, or the Company will possess the financial resources necessary to enforce or defend any of its trademark and patent rights. Neither can there be any assurances a third party will not violate, or attempt to invalidate, the Company's proprietary rights, possibly forcing the Company to expend substantial legal fees. Successful challenges to certain of the Company's patents or trademarks, particularly the federal configuration trademark relating to its igloo-shaped pet shelter, would materially adversely affect its financial condition, business, operating results and cash flows. While Dogloo successfully relied upon this configuration trademark in the past, there can be no assurance the Company will again be successful in this regard. Further, there can be no assurance actions taken by the Company to establish and protect its proprietary rights would be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the proprietary rights of others. Moreover, there can be no assurance third parties will not assert infringement claims against the Company in the future. If any of the Company's products are found to infringe upon patents or other third party rights, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays while it attempts to redesign these products to avoid infringement, or it could find the manufacture or marketing of these products is not possible. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

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

     Controlling Stockholder. Westar owns approximately 86.6% of the outstanding shares of Company Common Stock. As a result, Westar has the ability to elect the board of directors of the Company, to approve or disapprove of other matters requiring stockholder approval and to effectively control the affairs and policies of the Company.

AVAILABLE INFORMATION

     Doskocil Manufacturing Company, Inc., electronically files Form 10-K's, Form 10-Q's and Form 8-K's with the Securities and Exchange Commission ("SEC"). This information may be read at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The SEC also maintains an Internet site which can be accessed at http://www.sec.gov. An interested party may also receive a copy of such filings by contacting the Company's Chief Financial Officer at 4209 Barnett Blvd., Arlington, Texas 76017.

ITEM 2. PROPERTIES

     The location and general character of principal manufacturing facilities are described below. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency.

     The Company leases manufacturing facilities in Arlington, Texas, and Mansfield, Texas; a fabric cut and sew facility in Arlington, Texas; and offices and warehouse facilities in Arlington, Texas. From time to time, the Company also leases other outside warehousing facilities during seasonal demand and to meet certain customer demand. At June 30, 2000, the Company had 125,000 of additional square footage leased.

     The approximate size and location of the Company's significant facilities are summarized below:

                                                      SIZE                     NUMBER OF
MANUFACTURING, WAREHOUSE AND OFFICE:                (SQ. FT.)   OWNED/LEASED   EMPLOYEES
------------------------------------                ---------   ------------   ---------
Arlington, Texas..................................  1,343,250      Leased         866
Mansfield, Texas..................................     52,000      Leased          79

     The Company's manufacturing operations include structural foam machines and injection molding machines ranging in size from 75 to 3,000 tons. With moderate additional capital expenditures, management believes that the Company's manufacturing facilities can accommodate a substantial increase in product volume. The Company manufactures substantially its entire line of products, with the current exception of aluminum firearm cases, which are manufactured by contract suppliers. The Company contracts with other manufacturers, from time to time, to address seasonal and other temporary peaks in customer demand. During fiscal 2000, construction was completed on 163,000 square feet of warehouse facilities in Arlington that the Company leases from Mr. Doskocil, a director (see "Certain Relationships and Related Transactions").

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company has been involved in legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved are expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to a vote of the Company's securityholders during the fourth quarter of the fiscal year ended June 30, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock, no par value, (the "Common Stock") is not listed for trading on any national securities exchange and is not available for quotation through the National Association of Securities Dealers Automated Quotation System. During fiscal 2000, the Company sold an aggregate of 50,000 shares of its common stock to one person and retired 11,000 shares. During fiscal 1999, the Company sold an aggregate of 4,000 shares of its common stock to one person and repurchased 2,500 shares of its common stock from one person. The foregoing transactions did not involve any public offering, and the Company believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof. As of June 30, 2000, there were approximately 14 holders of the Company's common stock. The Company has not declared dividends on its common stock in the last four fiscal years, and does not, at present, expect to pay dividends on its common stock in the future. On October 12, 1999, the Company issued and sold an aggregate amount of $5.0 million of Series D Preferred Stock along with related warrants to acquire common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

ITEM 6. SELECTED FINANCIAL DATA

     The financial data for the periods presented prior to September 19, 1997, reflect the combined historical financial position and results of operations for Doskocil and Spectrum, as these entities were under common ownership. Beginning September 19, 1997, the financial results of the Company, include the financial position and results of operations for Dogloo, Inc. Pro forma net income per common share (both basic and diluted) are based on the common shares outstanding after the recapitalization of Doskocil in July 1997 (the "Recapitalization") and the termination of Doskocil's "S" Corporation status occurred at the same time. See "Notes to Financial Statements -- Notes 3 and 18."

                                                                YEAR ENDED                 YEAR ENDED        SIX MONTHS
                                                      ------------------------------   -------------------     ENDED
                                                      JUNE 30,   JUNE 30,   JUNE 30,   DEC. 28,   DEC. 30,    JUNE 30,
                                                        2000       1999       1998       1996       1995        1997
                                                      --------   --------   --------   --------   --------   ----------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...........................................  $158,418   $169,932   $147,156   $103,455   $97,496     $51,756
Gross profit........................................    52,059     58,937     52,400     33,781    28,638      15,024
Selling, general and administrative.................    47,816     53,259     36,346     24,136    23,427      12,103
Impairment of long-lived assets.....................     4,098      6,789         --      2,030        --       3,846
Operating income (loss).............................       145     (1,111)    16,054      7,615     3,105      (3,800)
Interest expense....................................    22,354     17,750     17,461      2,328     2,473         506
Net income (loss) before income taxes...............   (21,467)   (18,885)    (1,051)     4,743     1,190      (4,276)
Net income (loss)...................................   (21,467)   (18,885)    (2,920)     4,743     1,190      (4,276)
Net income (loss) attributable to common
  shareholders......................................   (22,944)   (19,801)    (4,104)     4,743     1,190      (4,276)
Net income (loss) per share basic and diluted.......     (7.28)     (6.38)     (1.50)        --        --          --
Pro forma net income (loss).........................        --         --         --      2,988       750      (2,694)
Pro forma basic and diluted net income per share....        --         --         --   $   2.25   $   .56     $ (2.02)
BALANCE SHEET AND OTHER DATA:
Capital expenditures................................  $  6,770   $ 14,988   $ 11,458   $  4,129   $19,156     $   971
Total assets........................................   150,351    163,702    164,101     66,135    72,876      50,679
Capitalization
  Total long-term debt..............................  $168,145   $178,281   $163,094   $  7,465   $19,678     $ 6,590
  Partners' equity..................................        --         --         --      4,278     5,297       3,808
  Common stockholders' equity (deficit).............   (53,921)   (42,184)   (23,320)    31,360    25,851      25,282
                                                      --------   --------   --------   --------   -------     -------
        Total capitalization........................  $114,224   $136,097   $139,774   $ 43,103   $50,826     $35,680
                                                      ========   ========   ========   ========   =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Company's financial statements and related notes included elsewhere in this report.

     Through 1996, both Doskocil's and Dogloo's fiscal years ended on or about December 31 of each year. In order to match the combined Company's fiscal year reporting with its seasonality, the Company changed its fiscal year end to June 30 in connection with the Merger. Reference to fiscal 2000, fiscal 1999 and fiscal 1998 means the twelve month period ended June 30 of each year. Historical financial information for the combined Company for the twelve month period beginning on July 1, 1997 is presented later in this section under the caption "Summary Combined (Doskocil and Dogloo) Historical Financial Information for the Twelve Months Ended June 30, 1998."

RESULTS OF OPERATIONS

     The following analysis is based on actual results of the Company which only include Dogloo from the date of acquisition. Please refer to the section "Summary Combined (Doskocil and Dogloo) Historical Financial Information" for an analysis of combined results of Doskocil and Dogloo on a combined basis for the twelve month periods ended June 30, 1999 and 1998.

     Net sales for each of the periods presented are summarized in the following table:

                                                       YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                        JUNE 30,     JUNE 30,     JUNE 30,
                                                          2000         1999         1998
                                                       ----------   ----------   ----------
                                                                  (IN THOUSANDS)
Pet products.........................................   $136,476     $140,022     $118,027
Sporting goods and other.............................     13,857       15,118       16,148
Furniture and custom molding.........................         --        3,873        6,669
Outside resin sales..................................      8,085       10,919        6,312
                                                        --------     --------     --------
Net sales............................................   $158,418     $169,932     $147,156
                                                        ========     ========     ========

  Overview

     The Company's results for fiscal 2000 were consistent with fiscal year 1999's results but well below fiscal year 1998's performance. Fiscal 2000 was negatively impacted by lower sales and higher than expected costs for manufacturing.

     Net sales for fiscal 2000 were $158.4 million, down $11.5 million or 6.8% from fiscal 1999. Some of this decrease was expected as the Company accelerated sales into fiscal 1999 in an effort to facilitate the July 1999 enterprise resource planning ("ERP") systems implementation. Fiscal 2000 included the implementation of a streamlining strategy which reduced the Company's direct customer base and SKUs by approximately 55.0% and 20.0% respectively. Fiscal 2000 sales also was affected by increased competition, decreased sales of pet shelters due to relatively mild weather and high levels of customer backorders in the first two fiscal quarters. Sales in fiscal 1999 include sales from a non-core product line that was disposed of in the last half of fiscal 1999.

     The systems implementation in fiscal 2000 also negatively affected results as it did in fiscal 1999. The inability to issue accurate and timely invoices to customers delayed invoicing sales and, in some instances, impacted the Company's collections from customers leading to higher credit memo reserves in fiscal 2000. Manufacturing and sales lacked accurate inventory and sales detail, which impacted sales forecasting, purchasing and production planning. For a second consecutive year, the Company's inventories and backlog increased dramatically in the fall, when the Company was not able to match production with customer requirements.

     Manufacturing costs were higher than expected in the first half of the year due to the lower sales levels, ineffective cost controls, systems problems, trying to meet customer demand by building to forecast and changes in product/customer mix. The resulting high inventory levels forced the Company into expensive outside warehousing. Management issues and ineffective cost controls led to historically high scrap costs in the first half of the year, lower machine efficiency and low productivity on weekends. Direct and indirect labor costs also increased. Systems implementation issues also negatively impacted the Company's ability to manage material and finished goods inventories, plan production and maintain customer service. The Company was forced to use outside resources for production, although not to the extent realized in fiscal 1999.

     A national consulting firm was hired and new management added in the third quarter to help streamline its ERP and warehousing management systems. The decision was made to reconfigure the ERP system, using the imbedded warehouse functions of the ERP system and dropping the warehouse management system that had been installed in July 1999. The launch of the reconfiguration was successful in June 2000. The Company has been operating this version of its software successfully for the last four months. The system is providing accurate information and processing for invoicing, inventory management, production planning, sales and financial reporting.

     A new manufacturing team was installed late in the second quarter with a focus on lowering inventories while achieving high levels of customer service, increasing machine and labor efficiency and minimizing outside production. A monthly planning process was implemented in the last half of the year to coordinate the needs and expectations of the sales team with the capability of the manufacturing team to meet customer requirements. Production scheduling is now tied more closely to firm demand rather than building only to forecast. This requires more and faster mold and color changeovers but lowered inventory and made more capacity available to meet customer demand. A decision was made in the third quarter to lower finished goods inventories to improve customer service, minimize investment in working capital and reduce operating costs. Lower production levels in the last half of the year to work down excess inventory levels lowered utilization of fixed resources and impacted profitability negatively in the short term. An addition to the existing finished goods warehouse was completed in May and is expected to lower outside storage costs in fiscal 2001.

     Equity infusions required by the Bank Agreements and the equity sponsor's standby revolver credit facility combined with reductions in capital investment and working capital provided sufficient liquidity to fund operations and financing costs. During fiscal 2000, equity infusions included the sale in October 1999 of $5.0 million of preferred stock (see "Liquidity and Capital Resources"). An equity infusion of $1.4 million was received in May 2000 to meet quarterly minimum EBITDA requirements for March 2000. In September 2000, an equity infusion of $1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $0.1 million was required under the Support Agreement between Westar and the lenders.

  Outlook

     Sales in fiscal 2001 are expected to be higher, helped by growth overseas, better systems support and a new manufacturing management focusing on customer service. The Company believes customer relations and service are very strong going into the critical selling season. In the short term, shipments may be affected negatively as customers draw down their safety stocks, based on their renewed confidence in the Company's ability to ship on time. Weather may again be a factor and competition is expected to have some impact on margins. International sales are expected to be a positive source of increased sales in fiscal 2001.

     Certain costs, such as direct and indirect labor, continue to be lower than fiscal 1999 and management expects that trend to continue. Machine efficiency and the resulting increase in throughput should allow for somewhat lower cost of sales in fiscal 2001. The new planning process and the new production planning philosophy should allow much improved service while lowering inventories.

     Resin material costs are expected to increase sharply with higher natural gas and oil prices.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Net sales decreased to $158.4 million in fiscal 2000 from $169.9 million in fiscal 2000, a decrease of $11.5 million or 6.8%. The decrease was primarily due to management's decision in the third quarter of fiscal 1999 to divest the Company of certain non-core business assets and systems and operations systems related problems that prevented the Company from meeting customer requirements in the first half of the fiscal year. Pet sales also declined due to the SKU reduction, customer consolidation programs, increased competition and mild weather in fiscal 2000 which reduced demand for shelters.

     Gross profit decreased to $52.1 million for fiscal 2000, down from $58.9 million in the prior year, a decrease of $6.8 million. As a percentage of sales, gross margin decreased to 32.9% for fiscal 2000 from 34.7% in the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, lower sales and lower plant utilization. Increased labor and higher raw material costs also negatively affected gross profit. Margins for the year reflect higher costs for direct and indirect labor of $2.4 million and $0.5 million of inbound freight.

     Selling, general and administrative expenses decreased to $47.8 million for fiscal 2000 from $53.3 million in fiscal 1999, a decrease of $5.5 million or 10.3%. As a percentage of sales, SG&A spending decreased to 30.2% for fiscal 2000 from 31.3% in the prior year. The decrease was the result of several factors, including lower expenses for advertising and promotions of $4.1 million, lower freight costs of $1.0 million and lower management fees.

     Impairment of long-lived assets in fiscal 2000 was $4.1 million. This charge includes a $1.2 million charge due to the SKU reduction, a $1.8 million charge for costs relating to the fast-forward ERP and warehousing systems management assessed have minimal future benefit and a $1.1 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill. Fiscal 1999 included impairment charges of $6.8 million which included $1.3 million due to the decision to divest the Company of certain non-core business assets, a $2.3 million charge due to a failed system conversion and management's assessment that the implementation costs had minimal future benefit and a $3.2 million charge reflecting management's ongoing review of recoverability of assets, including goodwill.

     Interest expense increased to $22.4 million in fiscal 2000, up from $17.8 million in fiscal 1999. Interest expense in fiscal 2000 includes additional amortization of $2.4 million of deferred financing costs related to the 4.1 million of guaranty warrants (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"). Fiscal 2000 interest expense also includes $0.3 million in fees related to the new credit agreement and the impact of higher interest rates and increased debt balances.

     Other income for fiscal 2000 includes a $0.4 million gain on the sale of the Indianapolis facility.

     Provision for income taxes for fiscal 2000 is zero due to the net operating loss generated during the period for which a valuation allowance has been provided for the resulting deferred tax asset.

     Net Loss for fiscal 2000 was $21.5 million compared to a net loss in fiscal 1999 of $18.9 million. The changes in net income primarily reflect the factors discussed above.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

     Net sales increased to $169.9 million in fiscal 1999 from $147.2 million in fiscal 1998, an increase of $22.7 million or 15.4%. The increase was primarily due to the inclusion of Dogloo net sales for the period of July 1 through September 19, 1998, whereas the same period of 1997 is not included, increased pet sales and higher outside resin sales in fiscal 1999. These increases were partially offset by a reduction in sporting goods sales decreased primarily due to the loss of two customers and management's decision in the third quarter to divest the Company of certain non-core business assets.

     Gross profit increased to $58.9 million for fiscal 1999, up from $52.4 million in the prior year, an increase of $6.5 million. As a percentage of sales, gross profit decreased to 34.7% for fiscal 1999 from 35.6% in the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, a failure to manufacture sufficient inventory during the second half of fiscal year 1998 and the inability to accurately forecast demand in the first part of fiscal 1999. In addition, during the first half of the fiscal year, the Company experienced a failed software system conversion that hampered the Company's ability to manufacture, ship and invoice during its second fiscal quarter. Margins for the year reflect the higher associated costs including $1.6 million of inbound freight and higher expenses for outside molders. The Company also experienced higher costs for manufacturing direct labor and fulfillment costs.

     Selling, general and administrative expenses increased to $53.3 million for fiscal 1999 from $36.3 million in fiscal 1998, an increase of $17.0 million or 46.8%. The increase was the result of several factors, including higher expenses as a result of the merger, higher outbound freight costs, amortization of goodwill, bad debt expenses, advertising and promotion expenses and $1.4 million for outside storage.

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

     Interest expense increased to $17.8 million in fiscal 1999, up from $17.5 million in fiscal 1998. Interest expense in fiscal 1998 included amortization of fees and expenses associated with the related bridge financing of $2.5 million and $0.6 million related to the Credit Facility and Notes. These bridge financing fees and expenses were charged to expense as a result of the refinancing of the Company which was completed concurrent with the Merger.

     Provision for income taxes for fiscal 1999 is zero due to the net operating loss generated during the period for which a valuation allowance has been provided for the resulting deferred tax asset.

     Net Loss for fiscal 1999 was $18.9 million compared to a net loss in fiscal 1998 of $2.9 million. The changes in net income primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Current assets decreased $3.3 million from June 30, 1999 to June 30, 2000. This decrease primarily reflects lower receivables and management's strategy to lower inventories, somewhat offset by higher cash and marketable securities.

     Current liabilities increased $8.5 million from June 30, 1999 to June 30, 2000. This increase primarily reflects an increase in the current portion of long-term debt and the Additional Credit Facility, offset by lower accounts payable.

     Non-current assets decreased to $105.0 million at June 30, 2000, down from $115.0 million at June 30, 1999. This decrease is due to the sale of the Indianapolis facility for $3.6 million in net proceeds and on-going amortization of goodwill. Capital expenditures of $6.8 million were more than offset by depreciation expense and impairment charges.

     Long-term debt at June 30, 2000 was $168.1 million, down from $178.3 million for the year ended June 30, 1999. The Company's long term debt consists of Credit Facility borrowings and the 10 1/8% Senior Subordinated Notes. Total debt, including the current portion, was $186.3 million at June 30, 2000 and $186.8 million for the year ended June 30, 1999. Total debt available at June 30, 2000, including the unused portion of the revolver commitments was $193.7 million.

     Credit Facility. The Credit Facility provides for an aggregate principal amount of loans of up to $110.0 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility and a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility which has been reduced to $24.7 million (the "Revolving Credit Facility"), and includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company's Term Loan Facility and Revolving Credit Facility, as amended, require the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, minimum EBITDA and a maximum leverage ratio. The Credit Facility also contains additional restrictions that, among other things, limit additional indebtedness, liens, sale of assets and business combinations. The Company's obligations under the Credit Facility are secured by a security interest in substantially all of the Company's assets.

     As of June 30, 2000, the Company is in compliance with all financial covenants including the interest coverage ratio, fixed charge coverage ratio, total leverage ratio and the minimum EBITDA requirements of the existing amended Credit Facility and the Additional Credit Facility. An equity infusion of $.1 million is required to meet the June 30, 2000 minimum EBITDA requirement.

     Amendments to the Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into the Additional Credit Facility (see "Additional Credit Facility").

     On October 12, 1999, the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment"). The Fourth Amendment provides, among other things, for the sale of $5.0 million of preferred stock to allow for acceleration of certain payment amounts on Tranche A and Tranche B and reduces the maximum amount of the "Revolving Credit Commitment" from $27.5 million to $24.7 million. The Bank Group agreed to the waiver of all financial covenant ratios for the quarter ended September 30, 1999, and all fiscal quarters prior thereto. Commencing with the fiscal quarter ending on December 31, 1999, the Amendment raises the maximum leverage ratio and lowers each of (i) the minimum fixed charge coverage ratio, (ii) the interest coverage ratio and (iii) the minimum EBITDA. Additionally, the Fourth Amendment adds a senior leverage ratio commencing with the fiscal quarter ending on September 30, 2000. The Amendment adds a covenant prohibiting the principal amount of all loans outstanding under the existing Credit Facility from exceeding (a) $96,000,000 as of the last day of each fiscal quarter through June 30, 2000, and (b) thereafter, the lesser of
(x) $96,000,000 and (y) the Company's EBITDA for the four consecutive fiscal quarters immediately preceding the date of calculation, times 3.0.

     The Fourth Amendment also includes a provision allowing (but not requiring) Westar and certain existing shareholders the right to meet certain financial covenants within not more than 45 days after the end of the relevant fiscal quarter by providing additional capital to the Company. Pursuant to this provision, any such timely capital investment will be deemed under such financial covenants to increase on a dollar-for-dollar basis the EBITDA (and related definitions) of the Company as of the last day of such fiscal quarter and, to the extent that the proceeds thereof are used to repay Credit Facility loans, to reduce total debt and senior debt for purposes of such financial covenants. Under this provision, certain existing shareholders provided additional equity of $1.4 million to meet certain covenant requirements for the two quarters ending in March 2000 and $.1 million to meet certain covenant requirements for the three quarters ending in June 2000.

     On June 30, 2000, the Bank Group and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment includes a Support Agreement with Westar Funds to provide the capital necessary to meet the financial covenants for the quarter ending June 2000 and for the four quarters of fiscal 2001. The Bank Group in turn agreed to remove the minimum EBITDA requirement for fiscal 2001 and redefined the minimum fixed charge coverage ratio. The Fifth Amendment also confirms an interest rate increase negotiated as part of the Fourth Amendment, increases the borrowing base for the Company until September 2000 to allow the Company to reduce its inventories, at which time it will revert to the borrowing base in the Credit Facility dated September 19, 1999 and also extends the period for the fourth quarter for adding capital to meet financial covenants to ninety days so that the Company's independent auditors have time to complete the annual audit.

     In conjunction with the Fifth Amendment, the Westar Funds entered into a Support Agreement dated June 30, 2000 with the Company and Bank of America, N.A., as administrative agent for certain lenders named therein (the "Support Agreement"). The Westar Funds agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount that would meet the minimum EBITDA covenant of the Credit Facility that is applicable as of June 30, 2000. The Westar Funds also agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount necessary, when added to EBITDA, to make EBITDA greater than the sum of the maintenance capital expenditures plus scheduled payments of principal on indebtedness for borrowed money and capital leases plus payments of cash interest of the previous nine months ended June 30 and the previous twelve months ending on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. All capital contributions made under the Support Agreement will be included in EBITDA for purposes of calculating certain financial covenants in the Credit Facility as further provided in the Fifth Amendment.

     The Additional Credit Facility. The Additional Credit Facility is a senior revolving credit facility which the Company entered into on August 12, 1999. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.5% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. Amounts outstanding under the Additional Credit Facility are secured by liens in certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased to $15.0 million. On June 30, 2000, $8.0 million was outstanding under the Additional Credit Facility. In September 2000, the lenders amended the Additional Credit Facility to extend the terms to September 28, 2001. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.

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

     Sale of Series D Preferred Stock and Related Warrants. In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current stockholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock") in an aggregate amount of $5.0 million, along with related warrants to acquire
1.0 million shares of common stock of the Company (the "Related Warrants"). Proceeds from the sale of Series D Preferred Stock was applied against the Credit Facility. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12.0% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy, liquidation, dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable at any time at an initial price equal to $.01 per share.

     The Company issued and sold another $1.4 million in Series D Preferred Stock to certain existing shareholders in May 2000 in order to meet certain covenant requirements for the two quarters ending March 2000. In September 2000, Westar contributed an additional $1.0 million for Series D Preferred Stock. Of that additional investment, $0.1 million was required under the Support Agreement between Westar and the lenders. In September 2000, the lenders also amended the Additional Credit Facility to extend to September 28, 2001.

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

     The Company's primary sources of liquidity are cash flow from operations and borrowings under the $24.7 million Revolving Credit Facility, sale of preferred stock and the Additional Credit Facility and proceeds from the sale of preferred stock to avoid covenant defaults. At June 30, 2000, $24.3 million was outstanding under the Revolving Credit Facility and financing available under the Revolving Credit Facility was approximately $24.7 million based on a formula of eligible accounts receivable and inventory. The Company intends to use cash flow from operations and borrowings under the Revolving Credit Facility and the Additional Credit Facility to meet seasonal fluctuations in working capital requirements primarily driven by changes in inventory, accounts receivable and trade payables. Working capital needs typically reach their peak in the period from May through September.

     The Company believes cash provided by operations, available under existing and additional Credit Facilities and capital infusions will be sufficient to fund working capital and capital expenditure requirements during the next twelve months.

     Net cash provided from operating activities was a negative $0.3 million for the twelve months ended June 30, 2000, compared with a negative $6.4 million and a positive $14.6 million for the twelve months ended June 30, 1999 and June 30, 1998, respectively. The increase in 2000 was primarily due to favorable working capital changes offset by increased interest payments based on the increased debt balance of the Company and lower operating income. The decrease in 1999 was primarily due to increased interest payments based on increased debt balance of the Company, higher working capital, lower operating income and lower working capital.

     Capital expenditures were $6.8 million for the year ended June 30, 2000 compared with $15.0 million and $11.5 million in June 30, 1999 and June 30, 1998, respectively. Expenditures in fiscal year 2000 include amounts for improvements to, and upgrades of, existing facilities, information system upgrades and molds for new products.

     Capital expenditures for fiscal 2001 are expected to be approximately $7.0 million related to upgraded machinery, tooling and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facilities and the Additional Revolving Credit Facility.

     Cash from disposal of assets was $3.6 million for the year ended June 30, 2000 compared to $0.8 million in 1999. Fiscal 2000 includes cash proceeds from the sale of the Indianapolis facility. Proceeds in fiscal 1999 include $0.8 million received from the sale of certain sporting goods assets. Proceeds in fiscal 1998 include $0.8 million from the sale of equipment related to the resin furniture business and $2.5 million received from the sale of Dogloo equipment after the merger.

INFLATION

     The Company believes the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all new derivatives as either assets or liabilities at fair value. The Company adopted the standard effective July 1, 2000, as required. The effect of the adoption did not have a material impact on either the financial position or results of operations of the Company.

SUMMARY COMBINED (DOSKOCIL AND DOGLOO) HISTORICAL FINANCIAL INFORMATION FOR THE TWELVE MONTHS ENDED JUNE 30, 1998

     The following table sets forth summary historical financial information of Doskocil and Dogloo on a combined basis for the twelve month period ended June 30, 1998 and actual results for fiscal 1999 and fiscal 2000.

                                                        TWELVE MONTHS ENDED JUNE 30,
                                                                (UNAUDITED)
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Pet products.........................................  $136,476   $140,022   $130,863
Sporting goods and other.............................    13,857     15,118     16,148
Furniture, custom molding, tackle and hardware.......        --      3,873      6,717
Outside resin sales..................................     8,085     10,919      5,370
                                                       --------   --------   --------
     Combined net sales..............................   158,418    169,932    159,098
Cost of sales........................................   106,359    110,995    100,958
                                                       --------   --------   --------
     Gross profit....................................    52,059     58,937     58,140
Selling general and administrative expenses..........    47,816     53,259     40,650
Impairment of long-lived assets......................     4,098      6,789         --
                                                       --------   --------   --------
     Operating Income................................       145     (1,111)    17,490
Adjustments:
  Depreciation, amortization and impairment(1).......    15,110     17,299     11,478
                                                       --------   --------   --------
          EBITDA(2)..................................  $ 15,255   $ 16,188   $ 28,968
                                                       ========   ========   ========

---------------

(1) 1999 includes a $0.1 million charge for write-down of inventory related to the sale of the tackle business. Excluded is goodwill amortization ($0.4 million in 1998) that would have been incurred had pro forma effect been given to the Merger as of July 1, 1997 (see Note 3 to Financial Statements).

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

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Please see "Results of Operations."

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

     Gross Profit was $58.9 million for the twelve months ended June 30, 1999, up from $58.1 million for the same period ended June 30, 1998. Gross profit as a percent of net sales declined from 36.5% for the twelve months ended June 30, 1998 to 34.7% for the same period of fiscal 1999. Gross margins declined even with lower resin costs. The lower margin is due to three key areas. Low manufacturing throughput and inefficiency forced the Company to go to outside molders to meet customer demand and increased costs above historical levels. Difficulty in forecasting demand and planning production also increased the need to use outside molders and maintain high inventory levels. Secondly, systems and management problems related to shipping increased costs to deliver products on a timely basis. Lastly, there were significant additional costs incurred in the second and third fiscal quarters related to a failed system conversion.

     Selling, general and administrative expenses increased from $40.7 million in fiscal 1998 to $53.3 million in fiscal year 1999. This increase is primarily related to higher advertising and rebate programs and increased bad debt expenses. Systems and management problems related to shipping, increased costs to deliver products on a timely basis.

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

     EBITDA was $16.2 million for the twelve months ended June 30, 1999 compared to $29.0 million in the same period of the prior year. EBITDA was negatively affected by the factors discussed above.

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

                           INTEREST RATE SENSITIVITY
             PRINCIPAL AMOUNT BY EXPECTED MATURITY AT JUNE 30, 2000
                             AVERAGE INTEREST RATES

                                                                                                              ESTIMATED
                                                     FISCAL YEAR                                              FAIR VALUE
                                  --------------------------------------------------                           JUNE 30,
                                   2001      2002        2003        2004      2005    THEREAFTER    TOTAL       2000
                                  -------   -------   -----------   -------   ------   ----------   -------   ----------
                                                                      (IN THOUSANDS)
Long-term debt and capital
  leases, including current
  portion:
  Fixed rate....................  $   725   $   351     $   231     $   181   $   --    $85,000     $86,488    $31,238
  Average interest rate.........     10.1%     10.1%       10.1%       10.1%      --       10.1%         --         --
  Variable rate.................  $17,391   $10,814     $11,351     $51,961   $8,256    $    --     $99,773    $99,773
  Average interest rate.........     10.7%     11.0%       11.0%       11.2%    11.2%        --          --         --

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the individuals who serve as directors and executive officers of the Company. Each director will hold office until the next annual meeting of stockholders or until his successor has been duly qualified and elected. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Larry E. Rembold..........................  59    President and Chief Executive Officer,
                                                  Director
Michael J. Farmer.........................  39    Executive Vice President of Sales &
                                                  Marketing
Richard F. Daugherty......................  40    Executive Vice President of Operations
John J. Casey.............................  52    Chief Financial Officer
Richard E. Allen..........................  56    Senior Vice President of Process
                                                  Technology
Janet A. Dudsak...........................  53    Vice President of Human Resources
Timmothy J. Elrod.........................  37    Vice President of Business Technology
George L. Argyros.........................  63    Director
John W. Clark.............................  55    Director
Charles D. Martin.........................  63    Director
Benjamin L. Doskocil, Sr. ................  62    Director
Michael P. Hoopis.........................  49    Director
Thomas J. Albani..........................  58    Director
Elizabeth A. Wolszon......................  46    Director

     Larry E. Rembold was appointed President and Chief Executive Officer on July 19, 1999. Mr. Rembold previously served as the Company's Interim President and Chief Executive Officer from July 1997 to October 1997 and has served on the Company's board since July 1997. During 1998, he consulted to Westar Capital in the diligence review of Harper Leather Goods, Inc., and served as that company's Interim President and Chief Executive Officer from January 1999 to July 1999. From March 1996 to June 1997, Mr. Rembold worked on several consulting engagements for companies with an emphasis on lender relations and acquisition evaluations. Mr. Rembold was a consultant to Enterprise in its due diligence review of Doskocil prior to the Recapitalization and from May to June of 1998, worked with the Company in a consulting capacity. From April 1989 to March 1996, Mr. Rembold served as President and Chief Executive Officer of Dolco Packaging Corporation ("Dolco"), a plastics company whose shares were traded publicly until February 1996, at which time Dolco was sold and taken private.

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

     Richard F. Daugherty has recently joined Doskocil as Executive Vice President of Operations, having responsibility for all manufacturing, fulfillment, purchasing, and planning. Mr. Daugherty has 15 years of operational experience, most recently as the Operations Manager of a large Newell-Rubbermaid facility in Greenville, Texas. Mr. Daugherty has held several operations management positions for Rubbermaid, Stanley Door, Federal Mogul and Magnavox. Mr. Daugherty has practical experience in the aspects of JIT and pull manufacturing as well as a demonstrated ability in streamlining and increasing through-put and productivity. Mr. Daugherty is a graduate of Purdue University with a degree in Industrial Engineering.

     John J. Casey joined the Company as Chief Financial Officer in September 1998. Mr. Casey has more than 25 years experience, mostly working for companies manufacturing and marketing branded consumer products. Recently he served as Chief Financial Officer for Brierley & Partners in Dallas, Texas from 1997 through June 1998 and for Pioneer Flour Mills in San Antonio, Texas from 1988 through 1996. Mr. Casey's early experience includes various assignments with PepsiCo International and Baxter Travenol. Mr. Casey earned his BA from Georgetown University and earned his MBA in Finance and International Marketing from Harvard Business School.

     Richard E. Allen joined Doskocil in July 1998 as Senior Vice President, Process Technology. Immediately prior to joining Doskocil, Mr. Allen was with Rubbermaid, Inc., for 12 years. Most recently he was Vice President, Product Development for The Little Tykes Company, a division of Rubbermaid, Inc. Prior to that he was Vice President of Engineering and Product Development for Rubbermaid Housewares for 11 years. Mr. Allen also owned his own business, Mold Masters Systems, specializing in the design and fabrication of mold components for manufacturers of molded plastic products.

     Timmothy J. Elrod was appointed Vice President, Business Technology on January 24, 2000. Mr. Elrod joined Doskocil in June of 1994 and has served in several roles in Operations and Information Systems. Mr. Elrod has over 12 years experience in manufacturing and systems development. Prior to joining Doskocil, Mr. Elrod served in technology and process management roles for Seagate Technology, developing Just-In-Time ("JIT") and cost management systems. He also developed JIT and EDI systems for Control Data Corporation. Mr. Elrod holds a BA from the University of Oklahoma and recently earned his MBA in Management and MS in Information Systems from the University of Texas at Arlington.

     Janet A. Dudsak joined the Company as Vice President of Human Resources in January 1998. Ms. Dudsak has more than 16 years of experience in administration and human resource management. From 1996 to 1998, Ms. Dudsak was Division Human Resource Manager for The Little Tikes Company, a division of Rubbermaid, Inc. From 1994 to 1996, she held the position of Vice President, Human Resources for Rubbermaid Healthcare Products. From 1990 to 1994, Ms. Dudsak was Corporate Manager, Human Resource Systems and Administration for Rubbermaid, Inc. From 1982 through 1990, she held several corporate staff positions in training and development at Rubbermaid. Prior to joining Rubbermaid, Ms. Dudsak was Director, Office Operations for The Sherwin-Williams Company, Consumer Products division.

     Benjamin L. Doskocil, Sr. has served as a Director of the Company since consummation of the Merger. Mr. Doskocil founded Doskocil in the early 1960's and served as Doskocil's President and Chief Executive Officer from its formation until the recapitalization of Doskocil in July 1997 (the "Recapitalization"). Pursuant to the Stockholders' Agreement (as defined below), Benjamin L. Doskocil, Sr., or his son, Edward J. Doskocil, have the right to a board seat so long as Benjamin L. Doskocil, Sr. and his spouse own at least fifty percent (50.0%) of the Company's Common Stock that was owned by them immediately following consummation of the Recapitalization.

     George L. Argyros has served as a Director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since September 1995. Mr. Argyros has been a General Partner of Westar since its formation in 1987. Mr. Argyros has also served as Chairman and Chief Executive Officer of Arnel & Affiliates, a West Coast diversified investment company, since 1968. Mr. Argyros is a member of the board of directors for Rockwell International Corporation, First American Financial Corporation, the Newhall Land and Farming Company and selected companies within the Westar portfolio. Mr. Argyros was the 1993 recipient of the Horatio Alger Award of Distinguished Americans and currently serves as President and Chief Executive Officer of the Washington, D.C. based Horatio Alger Association. Mr. Argyros formerly was a co-owner of AirCal and owner of the Seattle Mariners Baseball Club of the American League.

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

     Charles D. Martin has served as a Director of the Company since consummation of the Merger, prior to which he served as a director of Doskocil since the Recapitalization in July 1997. Mr. Martin served as a director of Dogloo from September 1995 to April 1997. Mr. Martin was the Founder and served as the Managing Partner of Enterprise Partners, a large Southern California based venture capital firm until his retirement last year and has also been a General Partner of Westar since its formation in 1987. Mr. Martin has served on the board of directors of 46 private and public companies.

     Michael P. Hoopis has served as a Director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since December 1994. Mr. Hoopis has been President and Chief Executive Officer of Water Pik Technologies, Inc. since November 1999. From October 1998 to November 1999, he was President and Chief Executive Officer of the consumer products segment of Allegheny Teledyne, Inc., the predecessor to Water Pik Technologies, Inc. From July 1996 to September 1998, Mr. Hoopis served as President of Worldwide Household Products, Black & Decker Corporation. From May 1992 to July 1996, Mr. Hoopis served as President of Price Pfister, Inc., a division of Black & Decker Corporation. He serves as a member of the board of directors of Meade Instruments, Inc. Mr. Hoopis received his BS degree in Industrial Engineering from the University of Rhode Island.

     Thomas J. Albani was elected a Director of the Company on August 1, 2000. Mr. Albani previously served in a number of key management positions with several leading consumer durable products companies, most recently (1991-1998) as President and Chief Executive Officer of the Electrolux Corporation. Earlier in his career Mr. Albani held positions as Executive Vice President and Chief Operating Officer of Allegheny International; President of the Sunbeam Corporation; and General Manager of the General Electric Housewares Operation. He was also a management consultant with McKinsey & Company working principally with consumer goods and services companies. Mr. Albani received a BA in Political Science from Amherst College and an MBA in Marketing from The Wharton Graduate School of Business at the University of Pennsylvania. He is also a member of the board of directors of the Select Comfort Corporation and the Dyersburg Corporation.

     Elizabeth A. Wolszon was elected a Director of the Company on August 1, 2000. Ms. Wolszon is currently Senior Vice President of Safelite Glass Corporation where she has held several executive positions since July 1992. Prior to joining Safelite, Ms. Wolszon worked with Sears Roebuck and Company serving as Senior Vice President of Marketing for Western Auto and Director of Strategic Planning for Sears Specialty Merchandising. Ms. Wolszon has an extensive background in strategic planning and brand marketing including positions with McKinsey and Company and Proctor & Gamble Company. Ms. Wolszon received a BS in Industrial Management from Purdue University and her MBA from Northwestern University.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended June 2000, 1999 and 1998, the compensation paid or accrued by the Company to those persons who (i) served as Chief Executive Officer and (ii) the other four most highly compensated executive officers, "Named Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                ANNUAL COMPENSATION                   COMPENSATION
                                 -------------------------------------------------     SECURITIES
NAME AND                         12 MONTHS                          OTHER ANNUAL       UNDERLYING
PRINCIPAL POSITION(1)              ENDED      SALARY    BONUS(4)   COMPENSATION(2)   OPTIONS/SARS(3)
---------------------            ---------   --------   --------   ---------------   ---------------
Larry E. Rembold...............   6/30/00    $291,880   $ 25,000      $ 47,826           150,000
  President and Chief Executive
  Officer
Gary E. Kleinjan...............   6/30/98    $182,789         --      $109,316            93,500
  President and Chief Executive   6/30/99    $291,250         --      $ 56,213                --
  Officer                         6/30/00    $290,000         --      $ 43,469                --
Richard E. Allen...............   6/30/99    $171,634   $ 20,000      $104,631            30,000
  Senior Vice President,
  Process                         6/30/00    $178,365         --            --            75,000
  Technology
John J. Casey..................   6/30/99    $141,923         --      $  7,781            22,500
  Chief Financial Officer         6/30/00    $191,156         --      $  9,854            56,250
Richard F. Daugherty...........   6/30/00    $ 97,597   $ 25,000      $ 18,758           105,000
  Executive Vice President,
  Operations
Michael J. Farmer..............   6/30/98    $132,461   $100,000      $195,038            45,000
  Executive Vice President,       6/30/99    $179,889   $138,475            --                --
  Sales & Marketing               6/30/00    $194,074   $ 83,000            --           112,500

---------------

(1) Mr. Kleinjan left the Company in July 1999. Mr. Casey joined the Company in September 1998. Mr. Daugherty joined the Company in December 1999. Accordingly, the compensation of these Company named executives presented for those fiscal years includes only the amounts paid by the Company to each executive during such period. The annualized compensation of Mr. Daugherty was $175,000 during the past fiscal year.

(2) Consists of moving expenses plus reimbursement of federal taxes and other adjustments in connection with the certain of the named executives' move to Dallas, Texas area. Also includes certain per diem, housing and car allowances.

(3) These represent shares underlying options to purchase common stock. See the following table for more detailed information on such options.

(4) Bonuses paid to Mr. Daugherty represent a signing bonus. Bonus paid to Mike Farmer represents pre-merger bonus arrangements.

     Consulting Services. Mr. Benjamin L. Doskocil, Sr., retired from his position as Doskocil's President and Chief Executive Officer in July 1997. Thereafter Mr. Doskocil entered into a letter agreement with the Company whereby he agreed to render certain consulting services. Pursuant to this agreement, Mr. Doskocil receives $2,000 per day for consulting services, plus reimbursement of expenses.

     Employment Agreements. Larry E. Rembold is a party to an agreement with the Company pursuant to which he is currently serving as the President and Chief Executive Officer of the Company. Pursuant to this agreement, Mr. Rembold receives a monthly base salary of $27,600, plus an annual bonus of no less than $25,000 for fiscal year 2000 and targeted at sixty percent (60.0%) of his annual base salary if the Company meets certain performance targets for fiscal 2001. Additionally, Mr. Rembold receives certain perquisites under this agreement, including but not limited to the use of an automobile and temporary housing and travel reimbursements pending his relocation to the Dallas, Texas metropolitan area.

     Mr. Michael J. Farmer is party to an employment agreement, pursuant to which Mr. Farmer serves as Executive Vice President of Sales and Marketing of the Company. Pursuant to this agreement, Mr. Farmer receives an annual base salary of approximately $191,965, plus an annual bonus if he meets certain performance targets agreed to by him and the Company at the start of each year. In the event Mr. Farmer's employment is terminated other than for cause, Mr. Farmer will receive severance pay equal to his annual base salary plus the greater of (a) his last annual bonus, or (b) the performance bonus payable during the fiscal year of termination.

     Option Plan. In connection with the Merger, the Company adopted a stock option plan (the "Option Plan"), which provides for the grant to employees from time to time of non-qualified stock options and incentive stock options pursuant to Section 422 of the IRC to purchase up to an aggregate of 625,000 shares of the Company stock. The Company granted "base" options to certain employees following the Merger at an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock. Additionally, all Dogloo employees who held options to purchase shares of Dogloo Common Stock ("Dogloo Options") and who continued with the Company after the Merger had their Dogloo Options assumed by the Company and converted into options to purchase shares of the Company Common Stock. All "base" options to purchase shares of the Company Common Stock, including those Dogloo Options assumed by the Company in the Merger, will become exercisable at the rate of twenty percent (20.0%) per year on the first through the fifth anniversaries of the date of grant. The Option Plan also provides for the acceleration of the exercisability of 50 percent of the previously unvested portion of the options, unless the Company's Board of Directors determines that such options should not be accelerated or provides for a greater percentage to be accelerated, upon the occurrence of certain corporate events involving the dissolution or liquidation of the Company, merger or consolidation where less than 50.0% of the outstanding voting securities of the surviving entity are owned by former shareholders of the Company, or the sale of substantially all of the Company's business or assets. All option holders who exercise such options will be required to execute and thereby become a party to the Second Securityholders Agreement (see "Stockholder Agreements") and become subject to certain of the rights and restrictions of that agreement.

     In addition to the "base" options described above, the Company granted additional "performance" stock options to certain employees of the Company following the Merger. These options have an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock, and vest on the sixth anniversary of the grant date.

     On May 2, 2000 the Company amended the Option Plan to increase the aggregate amount of shares to 1,500,000. The Company also granted stock options during fiscal 2000 to certain employees based on management's estimate of the fair market value of the Company's common stock. These options vest either 20.0% per year on the first through the fifth anniversaries of the date granted or 33 1/3% per year on the first through the third anniversaries of the date of grant.

                     OPTION GRANTS IN LAST FISCAL YEAR (a)

                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                           ASSUMED ANNUAL RATE OF
                                                              % OF TOTAL                   STOCK APPRECIATION FOR
                                               SECURITIES      OPTIONS                         OPTION TERM(B)
                                               UNDERLYING     GRANTED TO    EXERCISE   ------------------------------
                                                 STOCK       EMPLOYEES IN    PRICE     EXPIRATION
NAME AND PRINCIPAL POSITION             YEAR    OPTIONS      FISCAL YEAR    $/SHARE       DATE       5%($)    10%($)
---------------------------             ----   ----------    ------------   --------   -----------   ------   -------
Larry E. Rembold......................  2000    60,000(e)                     .01       05/02/10
  President and Chief Executive
    Officer                                     30,000(e)                     .01       05/02/10
                                                30,000(e)                      01       05/02/10
                                                30,000(e)                     .01       05/02/10
                                               ---------
         Total........................           150,000         20.0%                                943      2,391
Richard E. Allen......................  2000    60,000(c)                     .01       05/02/10
  Vice President of Process Technology          15,000(d)                     .01       05/02/10
                                               ---------
         Total........................            75,000          9.8%                                472      1,195
John J. Casey.........................  2000    45,000(c)                     .01       05/02/10
  Chief Financial Officer                       11,250(d)    ........         .01       05/02/10
                                               ---------
         Total........................            56,250          7.4%                                354        896
Richard F. Daugherty..................  2000   105,000(d)        13.8%        .01       05/02/10
  Executive Vice President, Operations                                                                660      1,673
Michael J. Farmer.....................  2000    90,000(c)                     .01       05/02/10
  Executive Vice President of Sales
    and Marketing                               22,500(d)    ........          01       05/02/10
                                               ---------
         Total........................           112,500         14.7%                                708      1,793

---------------

(a) No information is presented concerning SAR's because none have been granted by the Company.

(b) Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise, and is calculated assuming the fair market value on the date of the grant appreciates at the indicated annual rate (set by the SEC), compounded annually, for the term of the option. The 5.0% and 10.0% rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future increases in the value or price of the Common Stock.

(c) Consists of Incentive Stock Options granted in the last fiscal year which become exercisable at the rate of 33 1/3% per year starting on the one year anniversary of the grant date and continuing to vest at an annual rate of 33 1/3% per year on the following two year anniversaries of the grant date.

(d) Consists of Incentive Stock Options granted in the last fiscal year, which become exercisable at the rate of 20.0% per year starting on the one year anniversary of the grant date and continuing to vest at an annual rate of 20.0% per year on the following four anniversaries of the grant date.

(e) Consists of Incentive Stock Options granted in the last fiscal year of which 60,000 became exercisable on June 30, 2000. The remaining options become exercisable at the following rate: 30,000 on 12/31/00; 30,000 on 6/30/01 and 30,000 on 12/31/01.

     Stockholders' Agreements. The following agreements regulate the relationship among the Company's shareholders: (1) a Stockholders' Agreement dated as of July 1, 1997, by and among Benjamin L. Doskocil, Sr., Mary Frances Doskocil (collectively, the "Doskocils") and the Company (the "Stockholders' Agreement"); (2) a First Amendment to Stockholders' Agreement, dated as of September 19, 1997, by and among Westar, HBI, the Doskocils and the Company (the "First Amendment"); and
(3) an Amended and Restated Securityholders Agreement, date as of September 19, 1997, by and among Westar, HBI, the Company and certain other security holders other than the Doskocils (the "Second Securityholders Agreement").

     Prior to the Merger, Dogloo Securityholders were and are bound by a Securityholders Agreement dated as of September 22, 1995 (the "First Securityholders Agreement"). The Second Securityholders Agreement amends and restates the First Securityholders Agreement to apply on a going-forward basis to all Company shareholders who sign the Second Securityholders Agreement (other than the Doskocils), including those Dogloo shareholders whose shares of Dogloo capital stock were converted into shares of Doskocil capital stock in the Merger and, with respect to certain provisions, any shareholders who purchase shares or exercise options in the future. (Company shareholders who do not sign the Second Securityholders Agreement will continue to be bound by the First Securityholders Agreement, which contains, with certain exceptions, provisions similar to those contained in the Second Securityholders Agreement.) The Second Securityholders Agreement contains (i) certain preemptive rights for all holders of more than ten percent (10.0%) of the fully diluted Doskocil Common Stock ("Eligible Securityholders"); (ii) rights of first offer in favor of Eligible Securityholders in the event any Securityholder proposes to sell the Company's securities; (iii) tag-along rights entitling securityholders other than Westar and HBI ("Other Securityholders") to join in certain proposed sales of Company securities by Eligible Securityholders; (iv) drag-along rights entitling a majority in interest of the Eligible Securityholders to compel participation in, or a vote in favor of, stock sales and certain other transactions; and (v) certain registrations rights for all holders of Doskocil Common Stock. The Second Securityholders Agreement also contains certain other restrictions on transfer of equity securities. In the event any existing Other Securityholder ceases to be an employee of the Company, the Second Securityholders Agreement gives the Company the option to repurchase the shares of such Other Securityholder.

     The First Amendment added Westar LP, Westar LLC and HBI as signatories to the Stockholders' Agreement. The First Amendment also reconciles certain provision of the Stockholders' Agreement with the Second Securityholders Agreement to provide for the Doskocils, Westar and HBI to share in certain rights and restrictions of their stock ownership with all other securityholders on a pro rata basis. Accordingly, pursuant to the First Amendment, the Doskocils agree that the pro rata sharing provisions of their tag-along rights and registration rights will be governed by the Second Securityholders Agreement, rather than the Stockholders' Agreement, in order to provide for the Doskocils to share in all rights and restrictions of such provisions with all other Company security holders. Similarly, pursuant to the First Amendment, Westar LP, Westar LLC and HBI became parties to the Stockholders' Agreement and agree that their preemptive rights and rights of first offer will be governed by the Second Securityholders Agreement, rather than the Stockholders' Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of June 30, 2000 by (i) each person who is known by the Company to own beneficially 5.0% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment beneficially owned by them, subject to community property laws where applicable, and are located at the Company's principal offices at 4209 Barnett Boulevard, Arlington, Texas 76017.

                                                              SHARES BENEFICIALLY OWNED
                                                                AFTER THE TRANSACTIONS
                                                              --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS                           NUMBER       PERCENT(1)
-------------------------------------                         ----------     -----------
Westar Capital II, LLC,(2)..................................  2,240,066         26.5%
  a Delaware limited liability company
  Attn: John W. Clark
  949 South Coast Drive, Suite 650
  Costa Mesa, California 92626
Westar Capital, L.P.,(3)....................................    161,208          1.9%
  a California limited partnership
  Attn: John W. Clark
  949 South Coast Drive, Suite 650
  Costa Mesa, California 92626
HBI Financial Inc.,(4)......................................  4,923,916         58.2%
  a Washington corporation
  Attn: Irwin Trigger
  Boggle & Gates
  601 Union Street, Suite 4700
  Seattle, Washington 98101
Twelve D Limited,(5)........................................    885,375         10.5%
  a Texas limited partnership
  Attn: Benjamin L. Doskocil, Sr.
  801 Stephens Street
  Arlington, TX 76017
George L. Argyros(6)........................................  7,325,190         86.6%
Benjamin L. Doskocil, Sr.(7)................................    885,375         10.5%
John W. Clark(8)............................................  2,401,274         28.4%
Charles D. Martin(9)........................................  2,401,274         28.4%
Larry E. Rembold(10)........................................    115,980          1.4%
Michael P. Hoopis(11).......................................      4,000         *
Michael J. Farmer(12).......................................     25,747         *
Richard E. Allen(13)........................................      8,000         *
John J. Casey(14)...........................................      3,000         *
Janet A. Dudsak(15).........................................      3,000         *
Timmothy J. Elrod(16).......................................      1,600         *
Richard F. Daugherty........................................         --         *
Thomas J. Albani............................................         --        --
Elizabeth A. Wolszon........................................         --        --
                                                              ---------         ----
All directors and executive officers as a group (14
  persons)(6)(7)(8)(9)(10)(11)(12)(13)(14)(15)(16)..........  8,361,892         98.8%

---------------

  *  Less than 1.0%

 (1) Percentage of ownership is based on 8,463,129 shares of Common Stock outstanding as of June 30, 2000. The number of shares of Common Stock beneficially owned and calculation of percentage ownership, in each case, takes into account those shares underlying stock options that are exercisable within 60 days after June 30, 2000.

 (2) Shares held of record by Westar Capital II, LLC, a Delaware limited liability company ("Westar LLC"). The members of Westar LLC are George L. Argyros, Sr., and Westar Capital Associates II, LLC, a Delaware limited liability company ("WCALLC"). The members of WCALLC are, among others, Mr. Argyros, John W. Clark and Charles D. Martin. Messrs. Argyros, Clark and Martin may be deemed to have shared voting or dispositive power with respect to the shares held by Westar LLC. Messrs. Argyros, Clark and Martin disclaim beneficial ownership of shares held by Westar LLC except to the extent of their interests described above. Consists of 977,828 shares of Common Stock and 1,262,240 warrants exercisable for the purchase of Common Stock.

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

 (4) Shares held of record by HBI Financial, Inc., a Washington Corporation ("HBI"), of which Mr. Argyros is the sole shareholder. Consists of 1,578,443 shares of Common Stock and 3,345,473 warrants exercisable for the purchase of Common Stock.

 (5) Shares held of record by Twelve D Limited, a Texas limited partnership ("TDL"). The sole general partner of TDL is Cyclone Tours, Inc., a Texas corporation ("Cyclone"). Mr. Doskocil is a shareholder of Cyclone. Cyclone and Mr. Doskocil may be deemed to have shared voting or dispositive power with respect to the shares held by TDL. Cyclone and Mr. Doskocil disclaim beneficial ownership of shares held by TDL except to the extent of their interest described above. Consists of 332,755 shares of Common Stock and 552,620 warrants exercisable for the purchase of Common Stock.

 (6) Consists of 2,240,066 shares of Common Stock held by Westar LLC, 161,208 shares held by Westar LP and 4,923,916 shares held by HBI. Mr. Argyros disclaims beneficial ownership of the shares held by Westar LLC, Westar LP and HBI, except to the extent of his ownership interest in Westar LLC, Westar LP and HBI described above.

 (7) Consists of 885,375 shares of Common Stock held by Twelve D Limited. Mr. Doskocil disclaims beneficial ownership of the shares held by Twelve D Limited except to the extent of his ownership interest in Twelve D Limited described above.

 (8) Consists of 2,240,066 shares of Common Stock held by Westar LLC of which WCALLC is a member, and 161,208 shares held by Westar LP of which WCALP is the sole general partner. Mr. Clark disclaims beneficial ownership of the shares held by Westar LLC and Westar LP, except to the extent of his ownership interests therein as described above.

 (9) Consists of 2,240,066 shares of Common Stock held by Westar LLC of which WCALLC is a member, 161,208 shares held by Westar LP of which WCALP is the sole general partner. Mr. Martin disclaims beneficial ownership of the shares held by Westar LP except to the extent of his interests described above.

(10) Includes 5,980 shares of Common Stock issuable pursuant to options held by Mr. Rembold exercisable within 60 days of June 30, 2000. Mr. Rembold also holds 50,000 shares of Common Stock pursuant to a Stock Purchase Agreement, dated as of July 24, 1999 which contains certain vesting and redemption provisions. Mr. Rembold also holds 60,000 shares of Common Stock pursuant to an Exercise Agreement, dated as of July 10, 2000.

(11) Consists of 4,000 shares of Common Stock issuable to Mr. Hoopis pursuant to options exercisable within 60 days of June 30, 2000.

(12) Includes approximately 19,747 shares of Common Stock issuable pursuant to options held by Mr. Farmer exercisable with 60 days of June 30, 2000.

(13) Includes approximately 4,000 shares of Common Stock issuable pursuant to options held by Mr. Allen exercisable within 60 days of June 30, 2000.

(14) Consists of 3,000 shares of Common Stock issuable pursuant to options held by Mr. Casey exercisable within 60 days of June 30, 2000.

(15) Consists of 2,000 shares of Common Stock issuable pursuant to options held by Ms. Dudsak exercisable within 60 days of June 30, 2000.

(16) Consists of 1,600 shares of Common Stock issuable pursuant to options held by Mr. Elrod exercisable within 60 days of June 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 1, 1997, as part of the recapitalization ("Recapitalization") (see "Notes to Financial Statements -- Note 3"), Doskocil purchased 5,666,145 shares of Doskocil Common Stock from Mr. Benjamin L. Doskocil, Sr., and his spouse, Doskocil's sole shareholders at the time, for approximately $87.4 million.

     In connection with the Recapitalization, Doskocil entered into eleven long-term real property lease agreements with Mr. Doskocil and/or entities owned by him (the "Lessors") pursuant to which the Company leases substantially all of its Arlington, Texas facilities. The total payments to the Lessors by the Company under the current lease agreements is approximately $278,000 per month. In July 2002, the base rent for each of these leases is scheduled to increase by ten percent (10.0%). Each of the leases has an initial ten-year term, which may be renewed by the Company (subject to certain conditions) for up to an additional 15 years. The base rent for the renewal terms is the greater of (i) the fair market value, or (ii) one hundred and ten percent (110.0%) of the existing base rent, but in no event greater than one hundred and twenty-five percent (125.0%) of the then existing base rent. Certain of the leases grant to the Company the option to elect to purchase all of Lessors' interest in the Arlington facilities, including without limitation, the buildings, parking lots, fixtures and improvements constructed on the land, and all of Lessors' equipment, machinery, furniture, used in connection with the operation of such property. In connection with such leases, the Company may also elect to purchase any or all vacant or undeveloped land that is contiguous to such property. Additionally, the Company currently leases a manufacturing facility and a warehouse from Mr. Doskocil on a month-to-month basis for approximately $115,000 per month.

     Pursuant to the terms of the Second Securityholders Agreement, Westar is permitted to charge the Company a monthly advisory fee of $50,000. This fee may be modified from time to time by the Company's board of directors. During fiscal 1999 and 1998, the Company incurred $0.6 million and $0.6 million in management fees to Westar, respectively. During fiscal 2000, the Company incurred $0.1 million in management fees to Westar.

     In connection with and as a condition of, the Fourth Amendment to the Credit Facility, the Company sold shares of Series D Preferred Stock to HBI, Westar LLC and TDL, an entity controlled by Mr. Doskocil. In addition, those entities received warrants to purchase shares of the Company's common stock for certain guaranties (or reimbursement arrangements related thereto) of certain Company borrowings (see Management's Discussion and Analysis of Financial Conditions and Results of Operations "Liquidity and Capital Resources"). The Company also sold shares of Series D Preferred Stock to those entities in order to meet certain financial covenants under the Credit Facility for the six months ended March 2000.

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

B. REPORTS ON FORM 8-K

     1. Form 8-K dated July 13, 2000 reported under Item 5 "Other Events," the announcement of a Fifth Amendment to the Credit Facility and a Support Agreement.

C. EXHIBITS

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
         3.1+             Amended and Restated Articles of Incorporation of Doskocil       (a)
                          Manufacturing Company, Inc.
         3.2+             Bylaws of Doskocil Manufacturing Company, Inc.                   (a)
         4.1+             Indenture, dated as of September 19, 1997, between               (a)
                          Doskocil Manufacturing Company, Inc., and First Trust
                          National Association.
        10.1+             Merger Agreement, dated September 19, 1997, between              (a)
                          Doskocil Manufacturing Company, Inc., and Dogloo, Inc.
        10.2+             Stock Redemption and Purchase Agreement, dated August 28,        (a)
                          1997, among Aurelio F. Barreto, III, Doskocil
                          Manufacturing Company, Inc., and Westar Capital, L.P.
        10.3+             Stock Redemption Agreement, dated as of September 15,            (a)
                          1997, among Darrell R. Paxman, Doskocil Manufacturing
                          Company, Inc., and the other parties thereto.
        10.4+             Purchase Agreement, dated September 11, 1997, among              (a)
                          Doskocil Manufacturing Company, Inc., Donaldson, Lufkin &
                          Jenrette Securities Corporation and NationsBanc Capital
                          Markets, Inc.
        10.5*+            Registration Rights Agreement, dated as of September 19,         (a)
                          1997, among Doskocil Manufacturing Company, Inc.,
                          Donaldson, Lufkin & Jenrette Securities Corporation and
                          NationsBanc Capital Markets, Inc.
        10.6+             Confidentiality, Non-Competition Agreement and                   (a)
                          Non-Solicitation Agreement, dated as of July 1, 1997,
                          among Benjamin L. Doskocil, Sr., Mary Frances Doskocil and
                          Doskocil Manufacturing Company, Inc.
        10.7*+            Letter/Consulting Agreement, dated as of July 1, 1997,           (a)
                          between Doskocil Manufacturing Company, Inc., and Benjamin
                          L. Doskocil, Sr.
        10.8+             Credit Agreement, dated September 19, 1997, among Doskocil       (a)
                          Manufacturing Company, Inc. and NationsBank of Texas,
                          N.A., as administrative agent for certain lenders named
                          therein.
        10.8.1+           First Amendment to Credit Agreement dated February 10,           (b)
                          1999.
        10.8.2+           Second Amendment to Credit Agreement dated May 14, 1999.         (c)

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.8.3+           Third Amendment to Credit Agreement dated August 12, 1999.       (e)
        10.8.4+           Fourth Amendment to Credit Agreement dated October 12,           (e)
                          1999.
        10.8.5+           Fifth Amendment to the Credit Agreement dated June 30,           (f)
                          2000
        10.9*+            Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4209 Barnett
                          Boulevard, Arlington, Texas 76017 and commonly referred to as Building A.
        10.10*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4300 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building B.
        10.11*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for approximately
                          24,000 square feet of Building "C" located at 4408 Barnett
                          Boulevard, Arlington, Texas 76017 and commonly referred to as Building C.
        10.12*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4401 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building D.
        10.13*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil,
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4208 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building E.
        10.14*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4207 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building F.
        10.15*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4209 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building F Parking Lot.
        10.16*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Marybe Investments, Ltd., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 800 Stephens, Arlington, Texas 76017 and
                          commonly referred to as Building G.
        10.17*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4205 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building J.

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.18*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 720 and 722 West Interstate 20, Arlington,
                          Texas and commonly referred to as the Parking Facilities.
        10.19*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the building(s) located at 600 Justice,
                          Mansfield, Texas and commonly referred to as Spectrum.
        10.20*+           Form of Indemnification Agreement between Doskocil               (a)
                          Manufacturing Company, Inc., and certain of its directors
                          and/or officers.
        10.21*+           Doskocil Manufacturing Company, Inc., Stock Option Plan.         (a)
        10.21.1*          First Amendment to the Doskocil Manufacturing Company,
                          Inc., Stock Option Plan
        10.22*+           Employment Agreement, dated as of November 1, 1996,              (a)
                          between Michael J. Farmer and Dogloo, Inc.
        10.23*+           First Amendment to Stockholders' Agreement, dated as of          (a)
                          September 19, 1997, among Benjamin L. Doskocil, Sr., Mary
                          Frances Doskocil, Doskocil Manufacturing Company, Inc.,
                          Westar Capital, L.P. and Westar Capital II, LLC.
        10.24*+           Amended and Restated Securityholders Agreement, dated            (a)
                          September 19, 1997, among Doskocil Manufacturing Company,
                          Inc., Dogloo, Inc., Westar Capital, L.P., Westar Capital
                          II, LLC, HBI Financial Inc., Aurelio F. Barreto III and
                          other parties thereto.
        10.24.1           First Amendment to Amended and Restated Securityholders
                          agreement dated as of September 28, 1999
        10.25*+           Credit Agreement, dated as of August 12, 1999, among the         (d)
                          Company, certain lenders named therein and Bank of
                          America, N.A., as administrative agent.
        10.25.1+          First Amendment to Credit Agreement, dated as of October         (e)
                          12, 1999, among the Company, certain lenders named therein and Bank of America, N.A. as administrative agent.
        10.26+            Pledge Agreement as of August 12, 1999 by Westar Capital         (e)
                          II, LLC in favor of Bank of America, N.A.
        10.26.1           First Amendment to Pledge Agreement dated October 12,
                          1999.
        10.27+            Security Agreement as of August 12, 1999 between the             (e)
                          Company and Bank of America, N.A.
        10.28+            Support Agreement as of June 21, 2000 by Westar Funds in         (f)
                          favor of Bank of America, N.A.
        10.29             Preferred Stock and Warrant Purchase Agreement dated as of
                          October 12, 1999 among the Company and certain purchases
                          named therein.
        10.30             Series D Preferred Stock and Warrant Purchase Agreement
                          dated October 12, 1999 between the Company and certain
                          investors named therein.
        10.31             Preferred Warrant Agreement dated as of October 12, 1999
                          among the Company and certain investors named therein.

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.32             Guaranty Warrant Agreement dated as of October 12, 1999
                          among the Company and certain investors named therein.
        10.33             Series D Preferred Stock Purchase Agreement dated as of
                          May 30, 2000 among the Company and certain investors named therein.
        27.1              Financial Data Schedule.

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

  (a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997.

  (b) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Inc., Report on Form 10-Q for the quarter ended December 31, 1998.

  (c) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc. Report on Form 10-Q for the quarter ended March 31, 1999.

  (d) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated September 24, 1999.

  (e) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 10-K dated October 13, 1999.

  (f) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated July 13, 2000.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Report.........................................  F-2
Report of Independent Auditors..............................  F-3
Audited Financial Statements
  Statements of Operations..................................  F-4
  Balance Sheets............................................  F-5
  Statements of Shareholders' Equity (Deficit)..............  F-6
  Statements of Cash Flows..................................  F-7
  Notes to Financial Statements.............................  F-8

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

     Doskocil is committed to establishing a comprehensive formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that financial records are reliable. Doskocil seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at assuring that its policies and methods are understood throughout the organization.

     Various lapses in the system of internal controls occurred during the year due to problems encountered with the systems implementation, management turnover, and the distraction of reimplementation of new software systems. Our auditors therefore performed a primarily substantive audit in accordance with generally accepted auditing standards to obtain reasonable assurance whether the financial statements are free of material misstatement.

     The Board of Directors pursues its oversight role in the area of financial reporting and internal control through its Audit Committee. This committee, composed solely of non-management directors, meets with the independent accountants and management to monitor the proper discharge of each of its responsibilities relative to internal accounting controls and the financial statements.

                                            Larry E. Rembold
                                            President and Chief Executive
                                            Officer

                                            John J. Casey
                                            Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Doskocil Manufacturing Company, Inc.

     We have audited the accompanying balance sheets of Doskocil Manufacturing Company, Inc. as of June 30, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doskocil Manufacturing Company, Inc. at June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

                                            Ernst & Young LLP

Dallas, Texas
September 8, 2000
Except for last paragraph of
Note 6 for which the date
is September 28, 2000

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                               JUNE 30,      JUNE 30,      JUNE 30,
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $158,418      $169,932      $147,156
Cost of goods sold..........................................    106,359       110,995        94,756
                                                               --------      --------      --------
Gross profit................................................     52,059        58,937        52,400
Selling, general and administrative expense.................     47,816        53,259        36,346
Impairment of long-lived assets (Note 5)....................      4,098         6,789            --
                                                               --------      --------      --------
Operating income (loss).....................................        145        (1,111)       16,054
Other (income) expense:
  Interest expense and other financing costs (Note 6).......     22,354        17,750        17,461
  Interest income...........................................       (132)          (34)         (124)
  Other, net................................................       (610)           58          (232)
                                                               --------      --------      --------
          Total other expense...............................     21,612        17,774        17,105
                                                               --------      --------      --------
Loss before income taxes....................................    (21,467)      (18,885)       (1,051)
Provision for income taxes (Note 7).........................         --            --         1,869
                                                               --------      --------      --------
Net loss....................................................    (21,467)      (18,885)       (2,920)
Preferred stock dividends...................................      1,477           916         1,184
                                                               --------      --------      --------
Net loss attributable to common shareholders................   $(22,944)     $(19,801)     $ (4,104)
                                                               ========      ========      ========
Net loss per common share (basic and diluted)...............   $  (7.28)     $  (6.38)     $  (1.50)
                                                               ========      ========      ========
Weighted average common shares outstanding..................      3,150         3,105         2,740
                                                               ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  1,253   $    114
  Receivables, less allowance for doubtful accounts of $558
    and $1,090..............................................    17,189     20,747
  Inventories (Note 4)......................................    25,605     26,161
  Other current assets......................................     1,313      1,684
                                                              --------   --------
         Total current assets...............................    45,360     48,706
Property, plant and equipment, net (Note 5).................    49,497     53,602
Fixed assets held for sale..................................        --      3,259
Goodwill (Note 3)...........................................    49,036     51,920
Debt issuance costs (Note 6)................................     4,633      4,390
Other assets (Includes $0.8 million due from shareholders at
  June 2000 and 1999).......................................     1,825      1,825
                                                              --------   --------
         Total assets.......................................  $150,351   $163,702
                                                              ========   ========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable..........................................  $  6,890   $  7,682
  Accrued liabilities (Includes $1.1 million at June 2000
    and $0.9 million at June 1999 to shareholders)..........     4,187      4,308
  Accrued interest..........................................     3,311      3,169
  Accrued taxes.............................................       411        573
  Payroll and benefits payable..............................     3,212      3,359
  Current portion of long-term debt (Note 6)................    10,116      8,514
  Additional credit facility (Note 6).......................     8,000         --
                                                              --------   --------
         Total current liabilities..........................    36,127     27,605
Long-term debt (Note 6).....................................   168,145    178,281
                                                              --------   --------
         Total liabilities..................................   204,272    205,886
Commitments and contingencies (Note 16).....................        --         --
Shareholders' (deficit) equity: (Note 8)
  Preferred stock, no par value:
    Authorized shares -- 2,434,465 -- none issued or
     outstanding............................................        --         --
  Series B redeemable preferred stock, no par value:
    Authorized shares -- 10,224,255 -- none issued or
     outstanding............................................        --         --
  Series C redeemable preferred stock
    No par value: Authorized shares -- 11,841,280; issued
     and outstanding -- 9,161,567 at June 30, 2000 and
     1999...................................................     9,161      9,161
  Series D redeemable preferred stock, $100 liquidation
    preference, no par value net of discount:
    Authorized shares -- 500,000; issued and
     outstanding -- 63,670 at June 30, 2000.................     5,662         --
  Common stock
    No par value: Authorized shares -- 15,000,000; issued
     and outstanding -- 3,143,644 at June 30, 2000;
     3,104,644 at June 30, 1999.............................    34,288     34,283
  Warrants to purchase common stock.........................     4,180         --
  Accumulated deficit.......................................  (107,212)   (85,628)
                                                              --------   --------
         Total shareholders' deficit........................   (53,921)   (42,184)
                                                              --------   --------
         Total liabilities and shareholders' (deficit)
          equity............................................  $150,351   $163,702
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                  SHARES IN THOUSANDS              DOLLARS IN THOUSANDS
                                                             ------------------------------   -------------------------------
                                                                       YEAR ENDED                       YEAR ENDED
                                                             ------------------------------   -------------------------------
                                                             JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,   JUNE 30,
                                                               2000       1999       1998       2000        1999       1998
                                                             --------   --------   --------   ---------   --------   --------
PREFERRED STOCKS:
  Series A:
    Outstanding at beginning of period.....................      --         --          --    $      --   $     --   $     --
    Issued for cash........................................      --         --       1,531           --         --     23,000
    Redeemed...............................................      --         --        (466)          --         --     (7,000)
    Conversion to common stocks............................      --         --      (1,065)          --         --    (16,000)
                                                              -----      -----     -------    ---------   --------   --------
    Outstanding at end of period...........................      --         --          --    $      --   $     --   $     --
  Series B:
    Outstanding at beginning of period.....................      --         --          --    $      --   $     --   $     --
    Issued in Dogloo merger................................      --         --      10,224           --         --     10,224
    Redeemed...............................................      --         --     (10,224)          --         --    (10,224)
                                                              -----      -----     -------    ---------   --------   --------
    Outstanding at end of period...........................      --         --          --    $      --   $     --   $     --
  Series C:
    Outstanding at beginning of period.....................   9,161      9,161          --    $   9,161   $  9,161   $     --
    Issued in Dogloo merger................................      --         --      11,841           --         --     11,841
    Redeemed...............................................      --         --      (2,680)          --         --     (2,680)
                                                              -----      -----     -------    ---------   --------   --------
    Outstanding at end of period...........................   9,161      9,161       9,161    $   9,161   $  9,161   $  9,161
  Series D:
    Outstanding at beginning of period.....................      --         --          --    $      --   $     --   $     --
    Shares issued..........................................      64         --          --        5,545         --         --
    Amortization of discount...............................      --         --          --          117         --         --
                                                              -----      -----     -------    ---------   --------   --------
    Outstanding at end of period...........................      64         --          --    $   5,662   $     --   $     --
COMMON STOCKS:
  Outstanding at beginning of period.......................   3,105      3,103       5,999    $  34,283   $ 34,262   $     24
  Shares exchanged for partnership interest in Spectrum....      --         --         798           --         --      4,804
  Shares issued............................................      50          2         250            5         21      3,682
  Redeemed.................................................     (11)        --      (6,409)          --         --    (11,458)
  Stock issued in Dogloo merger............................      --         --       1,400           --         --     21,210
  Conversion from preferred stock..........................      --         --       1,065           --         --     16,000
                                                              -----      -----     -------    ---------   --------   --------
  Outstanding at end of period.............................   3,144      3,105       3,103    $  34,288   $ 34,283   $ 34,262
WARRANTS TO PURCHASE COMMON STOCK:
  Outstanding at beginning of period.......................      --         --          --    $      --   $     --   $     --
  Warrants issued..........................................   5,160         --          --        4,180         --         --
                                                              -----      -----     -------    ---------   --------   --------
  Outstanding at end of period.............................   5,160         --          --    $   4,180   $     --   $     --
RETAINED EARNINGS (DEFICIT):
  Balance at beginning of period...........................                                   $ (85,628)  $(66,743)  $ 25,258
  Net income (loss)........................................                                     (21,467)   (18,885)    (2,920)
  Redeemed common stock....................................                                          --         --    (87,377)
  Recapitalization costs...................................                                          --         --     (1,392)
  Dividends on Series A Preferred Stock....................                                          --         --       (469)
  Dividends on Series D Preferred Stock....................                                        (117)        --         --
  Fair value of options assumed in Dogloo merger...........                                          --         --        157
                                                                                              ---------   --------   --------
  Balance at end of period.................................                                   $(107,212)  $(85,628)  $(66,743)
                                                                                              ---------   --------   --------
        TOTAL SHAREHOLDERS' DEFICIT........................                                   $ (53,921)  $(42,184)  $(23,320)
PARTNERS' EQUITY:
  Balance at beginning of period...........................                                   $      --   $     --   $  3,808
  Net loss.................................................                                          --         --         --
  Distributions............................................                                          --         --     (3,808)
                                                                                              ---------   --------   --------
  Balance at end of period.................................                                   $      --   $     --   $     --
                                                                                              ---------   --------   --------
        TOTAL SHAREHOLDERS' AND PARTNERS' DEFICIT..........                                   $ (53,921)  $(42,184)  $(23,320)
                                                                                              =========   ========   ========

   The accompanying notes are an integral part of these financial statements

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED
                                                              ---------------------------------
                                                               JUNE 30,    JUNE 30,   JUNE 30,
                                                                 2000        1999       1998
                                                              ----------   --------   ---------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss....................................................   $(21,467)   $(18,885)  $  (2,920)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................     11,012      10,367      10,748
  Amortization of debt issuance costs.......................      3,115         768       3,120
  Deferred income taxes.....................................         --          --       1,869
  Impairment of long-lived assets...........................      4,098       6,789          --
  (Gain) loss on sale of assets.............................       (425)         48        (230)
  Changes in:
     Receivables............................................      3,558      (2,397)      4,031
     Inventories............................................        556      (4,746)      4,981
     Payables...............................................       (792)      3,053      (3,425)
     Accrued liabilities and other..........................         34      (1,406)     (3,591)
                                                               --------    --------   ---------
          Net cash (used in) provided by operating
            activities......................................       (311)     (6,409)     14,583
INVESTING ACTIVITIES:
Repurchase of leased assets.................................         --          --     (18,724)
Capital expenditures........................................     (6,770)    (14,988)    (11,458)
Increase in other assets....................................        (33)        (39)         --
Cash of acquired business...................................         --          --       1,335
Proceeds from disposal of assets............................      3,618         845       2,834
                                                               --------    --------   ---------
          Net cash used in investing activities.............     (3,185)    (14,182)    (26,013)
FINANCING ACTIVITIES:
Proceeds from long-term debt................................         --          --     262,500
Payments of long-term debt..................................    (10,659)     (4,126)   (102,600)
Payment of debt of acquired business........................         --          --     (34,584)
Net proceeds (payments) of revolving credit agreement.......      1,437      22,900      (7,250)
Proceeds from sale of common stock..........................          5          21       3,780
Redemption of common stock..................................         --          --     (11,098)
Proceeds from sale of preferred stock.......................      5,545          --      23,000
Proceeds from warrants......................................        822          --          --
Redemption of preferred stock and accumulated dividends.....         --          --     (24,433)
Other debt payments.........................................       (515)         --          --
Net proceeds from additional credit facility................      8,000          --          --
Cash paid to stockholders from recapitalization.............         --          --     (87,922)
Debt issuance costs (including Bridge financing costs)......         --          --      (8,257)
Recapitalization costs......................................         --          --      (1,393)
Cash dividends..............................................         --          --        (469)
                                                               --------    --------   ---------
          Net cash provided by financing activities.........      4,635      18,795      11,274
                                                               --------    --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      1,139      (1,796)       (156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............        114       1,910       2,066
                                                               --------    --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  1,253    $    114   $   1,910
                                                               ========    ========   =========

See Note 15 for supplementary cash flow information.

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

     Since the Merger, the Company has experienced difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, a surge in customer demand, low machine efficiency, the need to outsource certain production and failed information systems conversion. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in increased net losses and a liquidity shortage. In July 1999, the Company implemented a new enterprise resource planning system to assist in alleviating some of these difficulties. The launch of certain elements of these systems was not successful. Accordingly, the systems were reconfigured and re-launched in June 2000.

     The Company is highly leveraged and has relied upon debt financing to provide for working capital and certain capital expenditures. Furthermore, as a result of the above difficulties, the Company was unable in December 1998, March 1999 and June 1999 to meet the debt covenants required by the Credit Facility (as defined in Note 6). In October 1999, the Company amended the Credit Facility and entered into an additional revolving credit agreement (the "Additional Credit Facility") which provides for borrowings up to $15.0 million and matures on September 30, 2000. In September 2000, the lenders amended the Additional Credit Facility to extend to September 28, 2001. In connection with amending the Credit Facility, certain shareholders purchased $5.0 million of preferred stock with detachable warrants and guaranteed the Additional Credit Facility.

     On June 21, 2000 the Bank Group and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment includes a Support Agreement with Westar Funds to provide capital necessary to meet the financial covenants for the quarter ending June 2000 and for the four quarters of fiscal 2001. The Bank Group in turn agreed to remove the minimum EBITDA requirement for fiscal 2001 and redefined the minimum fixed charge coverage ratio (detailed below). The Fifth Amendment also confirms an interest rate increase negotiated as part of the Fourth Amendment, increases the borrowing base for the Company until September 2000 to allow the Company to reduce its inventories, at which time it will revert to the borrowing base in the Credit Facility dated September 19, 1997 and also extends the period for the fourth quarter for adding capital to meet financial covenants to ninety days to that the Company's independent auditors have time to complete the annual audit.

     In conjunction with the Fifth Amendment, the Westar Funds entered into a Support Agreement dated June 21, 2000 with the Company and Bank of America, N.A., as administrative agent for certain lenders named therein (the "Support Agreement"). The Westar Funds agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount that would meet the minimum EBITDA

                      DOSKOCIL MANUFACTURING COMPANY, INC.

covenant of the Credit Facility that is applicable as of June 30, 2000. The Westar Funds also agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount necessary, when added to EBITDA, to make EBITDA greater than the sum of the maintenance capital expenditures, plus scheduled payments of principal on indebtedness for borrowed money and capital leases plus payments of cash interest for the previous nine months ending June 30, 2000 and the previous twelve months ending on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. All capital contributions made under the Support Agreement will be considered to meet certain financial covenants in the Credit Facility as further provided in the Fifth Amendment.

     The Company's plan is to grow sales, reduce fixed costs and improve manufacturing productivity. The Company expects to benefit in fiscal 2001 from better systems support and new manufacturing management focusing on customer service. Shipments may be negatively affected, in the short term, as customers draw down their safety stocks, based on their renewed confidence in the Company's ability to ship on time. Construction was completed on a new warehouse that is expected to cut costs for material handling and outside warehousing in fiscal 2001. In the last half of fiscal 2000, the Company implemented a project designed to streamline the Company, eliminating unprofitable customers and products. Raw materials in fiscal 2001 are expected to increase sharply with higher natural gas and oil prices. Liquidity is expected to improve from increased cash flow from operations and efforts to reduce the Company's investment in inventories.

     The Company expects to be able to fund operations and comply with the revised covenants through at least the last quarter of fiscal 2001. However, no assurance can be given that the Company will achieve its operating plan and there can be no assurance that factors or events currently known or unknown will not negatively impact the Company's ability to operate within its plan. As is normally the case in credit relationships, a failure to comply with the covenants contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions.

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

     Intangible assets -- The cost of intangible assets (patents, trademarks and non-compete agreements) are being amortized on a straight-line basis over 7 - 16 years. The cost of such assets, net of related accumulated amortization, is included in other assets in the accompanying financial statements. Accumulated amortization at June 30, 2000 and 1999 was $0.7 million and $1.7 million, respectively.

     Goodwill -- Costs in excess of net assets of businesses acquired are amortized on a straight line basis over 30 years and represent the excess of the cost of acquired businesses over the fair value of net assets received at the date of acquisition. Goodwill is presented net of accumulated amortization of $5.3 million and $3.5 million at June 30, 2000 and 1999, respectively. See Note 3.

     Impairment of long-lived assets and long-lived assets to be disposed of -- The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is

                      DOSKOCIL MANUFACTURING COMPANY, INC.

measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

     During the year ended June 30, 2000, two customers accounted for approximately 22.0% and 12.0% of total sales. During the year ended June 30, 1999, two customers accounted for approximately 17.0% and 13.0% of total sales. During the year ended June 30, 1998, two customers accounted for approximately 13.0% and 11.0% of total sales. Included in trade accounts receivable is approximately $4.4 million and $4.7 million due from these customers at June 30, 2000 and 1999, respectively.

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

     Advertising expense -- Advertising costs are expensed as incurred. Advertising expense was approximately $3.2 million, $7.3 million and $2.9 million for the years ended June 30, 2000, 1999 and 1998, respectively.

     Research and development -- Research and development costs are charged to expense as incurred. Research and development expense for the years ending June 30, 2000, 1999 and 1998 was $1.2 million, $1.5 million and $0.9 million, respectively.

     Reclassifications -- Certain reclassifications of prior years' data have been made to conform to fiscal year 2000 classification.

     Comprehensive income -- For all periods presented there was no difference between the comprehensive income (loss) and net income (loss).

     New accounting standards -- In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard requires recognition of all new derivatives as either assets or liabilities at fair value. The Company adopted the standard effective July 1, 2000, as required. The effect of the adoption did not have a material impact on either the financial position or results of operations of the Company.

NOTE 3. MERGER

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

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

     Concurrent with the closing of the Merger, the Company used proceeds of a Credit Facility (see Note 6) to redeem for $14.9 million (including dividends accrued through September 19, 1997) 598,959 shares of the Company's Common Stock and 359,376 shares of the Company's Series A Preferred Stock owned by various Enterprise Partners funds and certain of their affiliates (collectively "Enterprise"), and to redeem for $3.6 million, 133,102 shares of the Company's Common Stock and 106,482 shares of the Company's Series A Preferred Stock from Enterprise.

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

     The Merger has been accounted for as a purchase transaction under generally accepted accounting principles, and, accordingly, the purchase price has been allocated on the basis of the estimated fair value of the assets acquired. The purchase price allocation resulted in goodwill of approximately $57.3 million.

     The Company issued 10 1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998, effective as of March 30, 1998. Discounts and commissions aggregated 3.0% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all Senior Debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. Until September 15, 2000, upon an initial public equity offering of common stock for cash, up to 35.0% of the aggregate principal amount of the

                      DOSKOCIL MANUFACTURING COMPANY, INC.

Subordinated Notes originally outstanding may be redeemed at the option of the Company at a redemption price stipulated in the Subordinated Notes. The Subordinated Notes limit, among other things, dividends, incurrence of additional indebtedness and other restricted payments, as defined, and contain cross default provisions with the Company's Senior Indebtedness. Debt issuance costs of $5.8 million are being amortized over the respective terms of the Subordinated Notes and the Credit Facility.

     Management formulated a plan in 1997 to exit the Dogloo facilities and merge operations into its Arlington facilities. Included in this plan was the termination and relocation of employees and disposal of facilities. Expenses accrued as part of the purchase price were associated with closing costs, relocation, retention bonus, reserves and other identified items. Costs of $6.3 million were charged against the accrual for the year ended June 30, 1998 when employees were terminated during the second and third fiscal quarters and selected management was relocated. Costs of $2.4 million for the idle facility carrying costs were charged against the accrual and $3.9 million was reversed against goodwill during the year ended June 30, 1999. Final exit from the former Indianapolis facility occurred in August 1999 resulting in net cash proceeds of $3.6 million.

NOTE 4. INVENTORIES

     Inventories consist of the following:

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Finished goods..............................................  $15,708    $13,898
Work-in-process.............................................    1,604      2,060
Raw materials...............................................    8,293     10,203
                                                              -------    -------
          Net inventories...................................  $25,605    $26,161
                                                              =======    =======

     As of June 30, 2000 and 1999 the Company had recorded reserves of $2.0 million and $1.1 million, respectively, for inventory obsolescence.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Machinery & equipment (20 years)............................  $ 47,835   $55,264
Molds (6-10 years)..........................................    32,995    27,196
Computer equipment (5 years)................................     8,535     4,601
Leasehold improvements (5-10 years).........................    10,374     8,448
Office furniture and equipment (5-10 years).................     1,654     1,547
Other (5 years).............................................       286       213
                                                              --------   -------
          Total.............................................   101,679    97,269
Less accumulated depreciation and amortization..............    52,182    43,667
                                                              --------   -------
          Net...............................................  $ 49,497   $53,602
                                                              ========   =======

     During the year ended June 30, 2000 the Company recorded a $4.1 million impairment charge of which $1.2 million relates to the write off of certain machinery and molds due to the SKU reduction, $1.8 million of costs related to the fast forward ERP and warehousing systems implementation in July 1999 which management believed had minimal future benefit and $1.1 million charge reflecting management's ongoing

                      DOSKOCIL MANUFACTURING COMPANY, INC.

review of recoverability of assets, including related goodwill. Included in these fast forward costs is $0.8 million related to the abandoned warehouse management system and $1.0 million of costs incurred for the ERP system with no future benefit due to the reconfiguration. Certain elements of the original ERP implementation were deemed to not function and were reconfigured and re-launched in June 2000.

     During the year ended June 30, 1999, the Company recorded a $6.8 million impairment charge of which $2.3 million relates to a failed system conversion and management's assessment that implementation costs have minimal future benefit, a $1.3 million charge due to the decision to divest the Company of non-core business assets which have been sold, and a $3.2 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill.

     Depreciation expense for the years ended June 30, 2000, 1999 and 1998 is $9.0 million, $8.0 million and $9.0 million, respectively. Property, plant and equipment includes gross assets acquired under capital leases. Depreciation expense includes amortization of capital leases.

NOTE 6. LONG TERM DEBT

     Total long-term debt consists of the following:

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Credit Facility Borrowings:
  Variable secured notes (term loan Tranche A), due 2003....  $ 33,250   $ 41,250
  Variable secured notes (term loan Tranche B), due 2004....    34,186     36,844
  Revolving credit facility, due 2003.......................    24,336     22,900
  Additional credit facility, due 2001......................     8,000         --
Senior subordinated notes:
  Non-convertible 10.125% notes, due 2007...................    85,000     85,000
  Capital leases and other..................................     1,489        801
                                                              --------   --------
          Total.............................................   186,261    186,795
  Less: Current maturities..................................    18,116      8,514
                                                              --------   --------
          Total long-term debt..............................  $168,145   $178,281
                                                              ========   ========

     Concurrent with the consummation of the Merger, the Company entered into a Credit Facility agreement with a syndicate of lending institutions (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110.0 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans ("Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility ("Revolving Credit Facility"), which has been reduced to $24.7 million. The Credit Facility includes a subfacility for swingline borrowings and a sublimit for letters of credit. The Company's obligations under the Credit Facility are secured by a security interest in substantially all of the Company's assets. The Company used proceeds from the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger. There was $24.3 million outstanding on the Revolving Credit Facility at June 30, 2000 as compared with the approximately $24.7 million available based on eligible accounts receivable and inventory.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     As of June 30, 2000, future maturities of long-term debt were as follows:

                                                         (IN THOUSANDS)
2001..................................................      $ 18,116
2002..................................................        11,165
2003..................................................        11,582
2004..................................................        52,142
2005..................................................         8,256
Later years...........................................        85,000
                                                            --------
                                                            $186,261
                                                            ========

     The tranche B term loan facility matures on September 30, 2004. The tranche A term loan facility and the Revolving Credit Facility mature on September 30, 2003. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Facility). The Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until certain financial ratios are attained by the Company. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the Credit Facility. The mandatory prepayments defined in the Credit Facility include: (a) 100.0% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50.0% of excess cash flow pursuant to an annual cash sweep arrangement; (c) up to 100.0% of the net cash proceeds of certain indebtedness subject to certain exceptions and (d) 100.0% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimus baskets and certain exceptions. In addition, the Company may prepay the Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

     Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.5% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 4.0% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 2.0% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.5% with respect to the tranche B term loan facility; provided, however, the interest rates for the Revolving Credit Facility and tranche A term loan are subject to several point reductions in the event the Company meets certain performance targets.

     Interest rates at June 30, 2000 were 10.2%, 10.7% and 10.2% on tranche A and tranche B term loans and the Revolver, respectively.

     The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 0.5% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter, provided this fee may be subject to reduction in the event the Company meets certain performance targets.

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

     The Credit Facility, as amended in February 1999, required the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, a minimum EBITDA requirement and a maximum leverage ratio. The Credit Facility also contains additional restrictions, which,

                      DOSKOCIL MANUFACTURING COMPANY, INC.

among other things, limit additional indebtedness, liens, sales of assets and business combinations. As of March 31, 1999 the Company was not in compliance with the interest coverage ratio, fixed charge coverage ratio and the minimum EBITDA requirement. The Company entered into a second amendment to the Credit Facility in May 1999 (the "Second Amendment"). The Second Amendment provided, among other things, for the waiver of the March 31, 1999 defaults and lowered June 30 and September 30 interest coverage ratios, fixed charge coverage ratios and minimum EBITDA requirements and also provided for a 0.5% interest rate increase on all loans outstanding under the Credit Facility from the date of the second Amendment through and including December 31, 1999.

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

     The Fourth Amendment included a provision allowing (but not requiring) Westar and certain existing shareholders the right to cure certain financial covenant defaults within not more than 45 days after the end of the relevant fiscal quarter by providing additional capital to the Company. Pursuant to this provision, any such timely capital investment will be deemed under such financial covenants to increase on a dollar-for-dollar basis the EBITDA (and related definitions) of the Company as of the last day of such fiscal quarter and, to the extent the proceeds thereof are used to repay Credit Facility loans, to reduce total debt and senior debt for purposes of such financial covenants. There was no commitment or obligation on the part of Westar, TDL or any other shareholder to provide additional capital to the Company.

     On June 30, 2000, the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment, among other things, increases the interest rates on the term loan advances and revolving advances based on the Company's leverage. In addition, the borrowing base for the Company was increased until September 2000 at which time it will revert to the borrowing base in the Credit Facility dated September 19, 1997. The Fifth Amendment also modifies the minimum fixed charge coverage ratio and the minimum EBITDA covenants and redefines certain stated definitions.

     In conjunction with the Fifth Amendment, the Westar Funds entered into a Support Agreement dated June 30, 2000 with the Company and Bank of America, N.A., as administrative agent for certain lenders named therein (the "Support Agreement" ). The Westar Funds agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount that would cure the minimum EBITDA covenant of the Credit Facility that is applicable as of June 30, 2000. The Westar Funds also agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount necessary, when added to EBITDA, to make EBITDA greater than the sum of the maintenance capital expenditures plus scheduled payments of principal on indebtedness for borrowed money and capital leases plus payments of cash interest for the previous nine months ending June 30, 2000 and the twelve months ending on

                      DOSKOCIL MANUFACTURING COMPANY, INC.

September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. All capital contributions made under the Support Agreement will be considered to meet certain financial covenants in the Credit Facility as further provided in the Fifth Amendment.

     As of June 30, 2000, the Company is in compliance with all financial covenants including the interest coverage ratio, fixed charge coverage ratio, total leverage ratio and the minimum EBITDA requirements of the existing Credit Facility and the Additional Credit Facility. In September 2000, $1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $0.1 was required to meet the June 2000 minimum EBITDA requirements. An equity infusion of $1.4 million was made in May 2000 for the March 2000 EBITDA requirement.

     The Additional Credit Facility. The Additional Credit Facility is a senior revolving credit facility which the Company entered into on August 12, 1999. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's existing Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 12, 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased from $10.0 million to $15.0 million. In September 2000, the lenders amended the Additional Credit Facility to extend to September 2001. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.5% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. The amended financial covenants in the Company's existing Credit Facility are incorporated by reference into the Additional Credit Facility.

     In order to induce the Additional Lender to provide the Additional Credit Facility, Westar LP and Westar LLC (together, the "Westar Funds") have entered into a Continuing Guaranty dated as of August 12, 1999 (the "Guaranty") and a Pledge Agreement dated as of August 12, 1999 (the "Pledge Agreement") pursuant to which, from time to time in the discretion of the Westar Funds, the Westar Funds may guarantee loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital LLC has pledged $5.0 million to secure its obligations under the Guaranty. In addition, Twelve D Limited, a limited partnership controlled by Benjamin L. Doskocil, Sr. ("TDL"), has entered into a Reimbursement Agreement dated as of August 12, 1999 (the "Reimbursement Agreement") with the Westar Funds pursuant to which TDL has agreed to reimburse the Westar Funds for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

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

     The Credit Facility also contains additional restrictions which, among other things, limit additional indebtedness, liens, sales of assets and business combinations. There is no assurance the Company will be able to comply with the financial or other covenants set forth in the Credit Facility. A failure to comply with the obligations contained in the Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-defaults. While management expects to meet all covenants in the future, there is no assurance the Company will do so.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     Senior Subordinated Notes. On September 19, 1997, the Company obtained financing through the issuance of $85.0 million in Senior Subordinated debt ("Subordinated Notes"). The Subordinated Notes will mature on September 15, 2007. Interest on the Subordinated Notes is payable in cash semi-annually on March 15 and September 15 of each year, commencing on March 15, 1998. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2002, at the redemption prices set forth at predetermined amounts, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time on or before September 15, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the Subordinated Notes with the net proceeds of an Initial Public Equity offering at a redemption price equal to 110 1/8% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Upon a change of control redemption event, the Company will have the option, at any time on or prior to September 15, 2002, to redeem the Subordinated Notes in whole but not in part at a redemption price equal to 100.0% of the principal amount thereof plus the applicable premium plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Upon a change of control, each holder of the notes will have the right to require the Company to repurchase all or any part of such holder's notes (unless previously redeemed in connection with a change in control redemption event) at 101.0% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. There can, however, be no assurance that sufficient funds will be available at the time of any change of control to make any required repurchases of the Subordinated Notes tendered, or that restrictions in the Credit Facility or under the Company's debt instruments existing at such time will allow the Company to make such required repurchases.

     Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $5.8 million, which are amortized over the terms of the respective notes. Amortization expense of $0.7 million, $0.8 million and $0.8 million relating to such fees is included in interest expense for the years ended June 30, 2000, 1999 and 1998, respectively.

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

     Extension of Additional Credit Facility. In September 2000 the lenders amended the Additional Credit Facility to extend to September 28, 2001.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 7. INCOME TAXES

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

     As a result of the Corporation's termination as an S Corporation on July 1, 1997, the Corporation became a C Corporation effective July 1, 1997. For tax years subsequent to July 1, 1997, the Corporation's taxable income will be subject to a corporate level income tax. Accordingly, the following deferred tax assets and liabilities were established with a net charge to earnings on July 1, 1997:

                                                              (IN THOUSANDS)
Current deferred tax assets:
  Allowance for doubtful accounts...........................     $    92
  Reserve for inventories...................................         298
  Accrued expenses..........................................         512
  Other.....................................................          67
                                                                 -------
          Total current tax assets..........................         969
Non-current deferred tax assets (liabilities):
  Tax depreciation in excess of book........................      (4,062)
  Reserve for equipment to be disposed......................       1,423
                                                                 -------
  Net non-current deferred tax liability....................      (2,639)
                                                                 -------
          Net deferred tax liability at July 1, 1997........     $(1,670)
                                                                 =======

     Provisions for income taxes are summarized as follows:

                         YEAR ENDED JUNE 30, 2000     YEAR ENDED JUNE 30, 1999     YEAR ENDED JUNE 30, 1998
                        --------------------------   --------------------------   ---------------------------
                        CURRENT   DEFERRED   TOTAL   CURRENT   DEFERRED   TOTAL   CURRENT   DEFERRED   TOTAL
                        -------   --------   -----   -------   --------   -----   -------   --------   ------
                                                           (IN THOUSANDS)
Federal...............   $ --       $ --     $ --     $ --       $ --     $ --     $ --      $1,918    $1,918
State and local.......     --         --       --       --         --       --       --         (49)      (49)
                         ----       ----     ----     ----       ----     ----     ----      ------    ------
          Total.......   $ --       $ --     $ --     $ --       $ --     $ --     $ --      $1,869    $1,869
                         ====       ====     ====     ====       ====     ====     ====      ======    ======

     A reconciliation of federal statutory tax rate to total provisions follows:

                                                           JUNE 30,   JUNE 30,   JUNE 30,
                                                             2000       1999       1998
                                                           --------   --------   --------
                                                                   (IN THOUSANDS)
Tax expense (benefit) at federal statutory rate on pretax
  loss...................................................  $(7,299)   $(6,610)    $ (357)
Add (deduct):
  S Corporation status change............................       --         --      1,670
  Spectrum goodwill amortization.........................     (188)      (194)      (272)
  Dogloo goodwill amortization...........................      626        717        496
  Write off of Dogloo goodwill...........................      354      2,064         --
  Change in valuation allowance for deferred tax
     assets..............................................    7,093      3,643        354
  Other..................................................     (586)       380        (22)
                                                           -------    -------     ------
          Total tax expense..............................  $    --    $    --     $1,869
                                                           =======    =======     ======

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     Deferred tax assets and liabilities resulted from the following:

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax assets:
  Allowance for doubtful accounts/credit memos..............  $  1,235   $   690
  Reserve for inventories...................................       749       393
  Accrued exit costs........................................         4       121
  Accrued expenses..........................................     1,153     1,213
  Other.....................................................       127       137
                                                              --------   -------
          Total current deferred tax assets.................     3,268     2,554
Non-current deferred tax assets (liabilities):
  Tax depreciation in excess of book........................    (5,574)   (6,029)
  Reserve for fixed assets held for sale....................        --       564
  Net operating loss carry forwards.........................    15,370     9,067
  Other.....................................................       363       178
                                                              --------   -------
Net non-current deferred tax asset..........................    10,159     3,780
Valuation allowance for deferred tax assets.................   (13,427)   (6,334)
                                                              --------   -------
          Net deferred tax asset............................  $     --   $    --
                                                              ========   =======

     At June 30, 2000, the Company had net operating loss carry forwards totaling approximately $41.5 million which expire beginning in 2010 and ending in 2020. The tax return of Doskocil for the year ended 1998 is under various stages of audit and administrative review by the IRS. A valuation allowance has been recorded for the entire amount of the net deferred tax asset as management does not believe it is more likely than not the deferred tax asset will be realized in future years.

     At June 30, 1999, the Company had net operating loss carry forwards totaling approximately $24.5 million, which expire beginning in 2010 and ending in 2020. The tax returns of Dogloo and Doskocil for the years 1996 and 1997 are under various stages of audit and administrative review by the IRS. The company believes it has made adequate provision for income taxes and interest which may become payable for years not yet settled.

NOTE 8. COMMON AND PREFERRED STOCK

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

     The Company is authorized to issue 25,000,000 shares of preferred stock, no par value and 15,000,000 shares of common stock, no par value. For the twelve months ended June 30, 1998, the Company paid cash dividends upon the redemption of its Series A Preferred Stock in the aggregate amount of $0.5 million. For the twelve months ended June 30, 2000 and June 30, 1999 there were no cash dividends paid.

     The Company's board of directors has the authority, without further action by the stockholders, to issue up to a total of 25,000,000 shares of the Company's Preferred Stock in one or more additional series and to fix

                      DOSKOCIL MANUFACTURING COMPANY, INC.

the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designations of such series. The Company's Series C Redeemable Preferred Stock (the "Series C Preferred Stock") accumulates dividends at the rate of $0.10 per share per annum, payable on March 1 of each year, subject to the availability of funds and the terms of the Company's loan agreements. Dividends accumulated, but not accrued or paid, at June 30, 2000 and 1999 are $2.7 million and $1.8 million, respectively.

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

     In order to induce the Westar Funds to continue the Guaranty and the Pledge Agreement (see Note 6) and, in the case of TDL, to continue its obligations under the Reimbursement Agreement, the Company issued to Westar LP and an affiliate and TDL collectively (the "Investors"), who directly or indirectly through the Reimbursement Agreement guaranteed the Additional Credit Facility,
14.1 million warrants to acquire common stock of the Company (the "Guaranty Warrants"). The Guaranty Warrants were issued to each such Investor ratably based on the amount of such Investor's liability under the Guaranty and Reimbursement Agreement and are exercisable at an initial exercise price of $.01 per share. Of the Guaranty Warrants, 4.1 million, are exercisable immediately and, 10.0 million are only exercisable in the event of, and in proportion to, payments made by such Investor under the Guaranty.

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

     The Company's Series D Redeemable Preferred Stock (the "Series D Preferred Stock") has a stated value of $100. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12.0% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy liquidation dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock were entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of

                      DOSKOCIL MANUFACTURING COMPANY, INC.

any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable into common shares at any time at an initial price equal to $.01 per share. The Related and Guaranty Warrants, to the extent exercisable and dilutive, may affect future earnings per share calculations. Dividends accumulated but not accrued or paid at June 30, 2000 is $0.4 million.

NOTE 9. STOCK BASED COMPENSATION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and net loss per share for the years ended June 30, 2000 and 1999 would have been as follows:

                                                              JUNE 30, 2000   JUNE 30, 1999
                                                              -------------   -------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Pro forma net loss attributable to common shareholders......    $(22,867)       $(20,175)
Pro forma loss per common share basic and diluted...........    $  (7.26)       $  (6.50)

     The Company's 1997 Stock Option Plan has authorized the grant of stock options to management personnel for up to 625,000 shares of the Company's common stock. On May 2, 2000, the Company's 1997 Stock Option Plan was amended to increase the number of shares available for the grant of options to 1,500,000 shares. Under the Incentive Stock Option Award (the "Base Award"), the Company grants selected executives and other key employees stock option awards whose vesting ranges from primarily 20.0% to 33 1/3%, beginning one year after grant date. Under the Incentive Performance Stock Option Award (the "Performance Award"), the Company granted selected executives and other key employees stock option awards whose vesting may be accelerated based upon certain Company performance measures. Options under the Performance Award vest at the end of six years if the performance measures have not been met. The exercise price of each option, which has a 10-year life, is equal to the fair value of the Company's stock on the date of grant. Performance options of 84,500, 138,500 and 115,750 were included in outstanding options at June 30, 2000, 1999 and 1998, respectively.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     A summary of the Company's stock option activity and related information is as follows:

                                                                  NONQUALIFIED STOCK OPTIONS
                                             ---------------------------------------------------------------------
                                                     2000                    1999                    1998
                                             ---------------------   ---------------------   ---------------------
                                             NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                             SHARES OF    AVERAGE    SHARES OF    AVERAGE    SHARES OF    AVERAGE
                                             UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                              OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                             ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year...........    423,300     $15.03     346,950      $15.03          --          --
Granted....................................    762,750        .01     122,250       15.03     381,846      $15.03
Forfeited..................................   (186,500)     15.03     (45,900)      15.03     (34,896)      15.03
                                              --------                -------                 -------
Outstanding at end of year.................    999,550     $ 3.57     423,300      $15.03     346,950      $15.03
Exercisable at end of year.................    142,917     $ 8.72      59,460      $15.03      21,952      $15.03
Weighted average fair value of options
  granted during the year..................                $ 0.00                  $ 3.90                  $ 3.84

     Pro forma information regarding net loss and loss per common share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Minimum Value option model with the following weighted-average assumptions for 2000 and 1999: risk-free interest rates of 6.0%; dividend yield of zero; volatility factors of the expected market price of the Company's common stock of zero, as the Company's stock is not publicly traded; and an expected life of 5 years.

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

     The following table summarizes additional information about stock options outstanding at June 30, 2000:

RANGE OF                           WEIGHTED
EXERCISE                           AVERAGE       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
 PRICE     NUMBER OUTSTANDING   REMAINING LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------   ------------------   --------------   ----------------   -----------   ----------------
1$5.03..        236,800              7.7              $15.03           82,917          $15.03
 $  .01         762,750              9.8                 .01           60,000             .01
                -------                                               -------
                999,550              9.3              $ 3.57          142,917          $ 8.72
                =======                                               =======

     From time to time, the Company issues restricted stock grants. Restricted stock is issued at the market price per share at the date of the grant and vest over a service period of five years. The vesting is accelerated if certain Company performance measures are met. The following table presents information on restricted stock grants:

                                                                 JUNE 30
                                                              --------------
                                                               2000     1999
                                                              -------   ----
Number of shares granted....................................   25,000    --
Weighted average fair value per share.......................  $   .00    --

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and variable rate debt are reflected in the financial statements at fair value based on current market rates. The fair market value of the Subordinated Notes is based on market trades of the Notes, at or near year end, which are thinly traded.

                                                   JUNE 30, 2000           JUNE 30, 1999
                                               ---------------------   ---------------------
                                                            CARRYING                CARRYING
                                               FAIR VALUE    AMOUNT    FAIR VALUE    AMOUNT
                                               ----------   --------   ----------   --------
                                                              (IN THOUSANDS)
Subordinated Notes...........................   $29,750     $85,000     $43,350     $85,000
                                                =======     =======     =======     =======

NOTE 11. SEGMENT INFORMATION

     Effective for the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products. The information provided to the Company's chief decision maker and the Board of Directors includes the Company as a whole and, as such, the Company is considered to operate in one segment. The nature of products, production processes, types of customers and methods of distribution are consistent across the Company.

     The information below summarizes export sales from the United States to the following geographic areas:

                                                                    YEAR ENDED
                                                          ------------------------------
                                                          JUNE 30,   JUNE 30,   JUNE 30,
                                                            2000       1999       1998
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Far East................................................  $ 2,059    $ 2,751    $ 2,861
Europe..................................................    6,599      5,844      5,775
Other...................................................    3,360      2,118      1,888
                                                          -------    -------    -------
          Total.........................................  $12,018    $10,713    $10,524
                                                          =======    =======    =======

     The information below summarizes sales by product line:

                                                                 YEAR ENDED
                                                       ------------------------------
                                                       JUNE 30,   JUNE 30,   JUNE 30,
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Pet..................................................  $136,476   $140,022   $118,027
Sport................................................    13,857     15,118     16,148
Furniture, custom molding, tackle and hardware.......        --      3,873      6,669
Outside resin sales..................................     8,085     10,919      6,312
                                                       --------   --------   --------
          Total......................................  $158,418   $169,932   $147,156
                                                       ========   ========   ========

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 12. LEASES

     Future minimum commitments for capital leases and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2001........................................................  $  664     $ 4,024
2002........................................................     414       3,888
2003........................................................     254       3,720
2004........................................................     192       3,549
2005........................................................      --       3,396
Thereafter..................................................      --       6,782
Sublease....................................................      --        (166)
                                                              ------     -------
          Total minimum lease payments......................   1,524     $25,193
                                                                         =======
Less imputed interest costs.................................     201
Less current portion........................................     598
                                                              ------
          Present value of net minimum lease payments
            included in long-term debt......................  $  725
                                                              ======

     Operating lease rental expense from continuing operations:

                                                                      YEAR ENDED
                                                            ------------------------------
                                                            JUNE 30,   JUNE 30,   JUNE 30,
                                                              2000       1999       1998
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
Rental expense............................................   $5,617     $5,417     $4,157
                                                             ======     ======     ======

     The Company conducts the major part of its operations from leased facilities which include its manufacturing plant, warehouses, and offices. The majority of these facilities are leased under long-term non-cancelable operating leases with the Chairman of the Board of Directors who was formerly the Company's majority stockholder. Leases with terms in excess of five years include a clause which increases the monthly rent payments by 10.0% beginning in year six. The leases have various renewal options which are available at the end of the lease term. Aggregate monthly payments are $0.3 million. Additionally, the Company rents a warehouse and a manufacturing facility from Mr. Doskocil on a month-to-month basis for approximately $0.1 million per month. Rents paid for all facilities to Mr. Doskocil were $4.5 million, $4.4 million and $3.4 million for the years ended June 30, 2000, 1999 and 1998, respectively. The Company also leases a wide variety of equipment including office, transportation and production equipment.

NOTE 13. SAVINGS PLAN

     As of January 1, 1998, the Company sponsors a 401(k) savings plan (the "Plan") for its employees. The Plan is a defined contribution plan covering all eligible employees. All employees who have completed three months of service may elect to contribute to the Plan up to 15.0% of their compensation to the annual maximum limit established by the Internal Revenue Service. The Company may make matching contributions to the Plan at its discretion which are allocated to participants in proportion to salary deferral amounts for the applicable plan year. The Company may contribute an amount equal to 100.0% of the first 3.0% of salary deferral and 50.0% of the next 4.0%-6.0%, up to a maximum of two thousand five hundred dollars and subject to the limitations imposed by the Internal Revenue Code. The Company's expenses related to the

                      DOSKOCIL MANUFACTURING COMPANY, INC.

Plan, including contributions, were $0.4, $0.5 million and $0.3 million for the years ended June 30, 2000, 1999 and 1998, respectively.

     Prior to January 1, 1998, the Company had established an employee defined contribution profit sharing plan. Contributions were at the discretion of the Board of Directors. Eligible employees were those who had been employed for one year or more and were currently employed on the admittance dates of January 1 and July 1 each year. Effective January 1, 1998 the profit sharing plan was merged into the 401(k) Plan. The Company may continue to contribute to the profit sharing plan. For the years ended June 30, 2000 and 1999, respectively, no contributions were made by the Company.

NOTE 14. NET LOSS PER SHARE

     Basic net loss per share is based on weighted average number of common shares outstanding. Diluted net loss per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not anti-dilutive. At June 30, 2000, 1999 and 1998 respectively, options of 999,550, 423,300 and 346,950 were not included in their respective years per share calculations because their effect was anti-dilutive.

     Net loss per share for the years ended June 30, 2000, 1999 and 1998 are calculated as follows:

                                                                 YEAR ENDED JUNE 30,
                                                        --------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common shareholders..........   $(22,944)     $(19,801)     $(4,104)
Average shares outstanding during the period:
  Basic and diluted...................................      3,150         3,105        2,740
Net loss per common share:
  Basic and diluted...................................   $  (7.28)     $  (6.38)     $ (1.50)

NOTE 15. SUPPLEMENTAL CASH FLOW

                                                                  YEAR ENDED JUNE 30,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
CASH USED IN OPERATING ACTIVITIES INCLUDED:
  Interest and other financial costs paid...................  $19,060   $16,427   $14,251
  Income taxes paid.........................................       --        --   $   250
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Dogloo Common Stock into the Company's
     Common Stock...........................................       --        --   $21,210
  Conversion of Dogloo Series B Preferred Stock for
     Company's Series C Preferred Stock.....................       --        --   $ 9,161
  Capital leases for equipment purchases....................  $ 1,037   $   801        --
  Warrants issued for debt guarantee........................  $ 3,358        --        --

     Bad debt expense for the years ended June 30, 2000, 1999 and 1998 was $0.0 million, $1.0 million and $0.0 million, respectively.

NOTE 16. CONTINGENCIES AND COMMITMENTS

     Various claims and lawsuits are pending against the Company. In the opinion of the Company's management, the potential loss on all claims will not be significant to the Company's financial position or results of operations.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

COMMITMENTS

     The Company is self-insured for medical and dental benefits for its employees and their covered dependents. Medical claims exceeding $0.1 million per covered individual are covered through a private insurance carrier.

     At June 30, 2000, contract commitments for capital expenditures for property, plant and equipment totaled $1.2 million, all of which are due and payable during fiscal year 2001.

     The Company has commitments to certain members of management that require, among other things, that if the employee is terminated without cause or resigns for good reason (as defined by the commitments) the Company will continue to pay certain salaries and benefits for a fixed period of time.

GUARANTEES

     The Company has guaranteed loans made by a bank to employees to fund the employee's purchase of common stock. These loans were made at market terms with full recourse to the employees/borrowers. The outstanding balance of such loans at June 30, 2000 is $0.1 million.

NOTE 17. RELATED PARTY TRANSACTIONS

     During 1999 and 1998, the Company expensed $0.6 million each year in management fees charged by Westar. In 2000, Westar fees expensed were $0.1 million. Fees and expenses of $0.1 million, $0.2 million and $0.1 million were paid to directors for board meetings in 2000, 1999 and 1998, respectively. At June 30, 2000, the Company has a receivable of $0.8 million from the controlling stockholder. Also at June 30, 2000, the Company has payable to other stockholders $1.1 million. In addition, the Company pays rent to a stockholder, as disclosed in Footnote 13.

NOTE 18. RECAPITALIZATION

     Effective July 1, 1997, the Corporation was recapitalized through the following transactions: (1) 100.0% of the Spectrum partnership interest was sold to a group of investors for $11.0 million; (2) after retirement of approximately $1.0 million of Spectrum debt by the investors, the partnership interests were exchanged for 798,612 shares of the Corporation's common stock; (3) the Corporation's Articles of Incorporation were amended to establish the Corporation as a C Corporation and authorize 15,000,000 shares of preferred stock and 15,000,000 shares of common stock, each with no par value per share;
(4) certain investors purchased 199,654 shares of common stock for $3.0 million and 1,530,674 shares of Series A Preferred Stock for $23.0 million; (5) all outstanding balances under then existing lines of credit and long-term debt, along with related accrued interest and pre-payment penalties, were paid in full; and (6) the Corporation redeemed 5,666,145 shares of common stock from the previous majority stockholder for approximately $87.4 million. The acquisition of Spectrum has been accounted for as a combination of entities under common control, and, accordingly, the assets acquired were recorded at their historical cost.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2000.

                                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                      By: /s/ LARRY E. REMBOLD
                                         ---------------------------------------
                                         Larry E. Rembold
                                         President and Chief Executive Officer

                                      By: /s/ JOHN J. CASEY
                                         ---------------------------------------
                                         John J. Casey
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                          Officer)


                /s/ GEORGE L. ARGYROS                           Director             September 28, 2000
-----------------------------------------------------
                  George L. Argyros

                  /s/ JOHN W. CLARK                             Director             September 28, 2000
-----------------------------------------------------
                    John W. Clark

                /s/ CHARLES D. MARTIN                           Director             September 28, 2000
-----------------------------------------------------
                  Charles D. Martin

            /s/ BENJAMIN L. DOSKOCIL, SR.                       Director             September 28, 2000
-----------------------------------------------------
              Benjamin L. Doskocil, Sr.

                /s/ MICHAEL P. HOOPIS                           Director             September 28, 2000
-----------------------------------------------------
                  Michael P. Hoopis

                /s/ THOMAS J. ALBANI                            Director             September 28, 2000
-----------------------------------------------------
                  Thomas J. Albani

              /s/ ELIZABETH A. WOLSZON                          Director             September 28, 2000
-----------------------------------------------------
                Elizabeth A. Wolszon

                               INDEX TO EXHIBITS

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
         3.1+             Amended and Restated Articles of Incorporation of Doskocil       (a)
                          Manufacturing Company, Inc.
         3.2+             Bylaws of Doskocil Manufacturing Company, Inc.                   (a)
         4.1+             Indenture, dated as of September 19, 1997, between               (a)
                          Doskocil Manufacturing Company, Inc., and First Trust
                          National Association.
        10.1+             Merger Agreement, dated September 19, 1997, between              (a)
                          Doskocil Manufacturing Company, Inc., and Dogloo, Inc.
        10.2+             Stock Redemption and Purchase Agreement, dated August 28,        (a)
                          1997, among Aurelio F. Barreto, III, Doskocil
                          Manufacturing Company, Inc., and Westar Capital, L.P.
        10.3+             Stock Redemption Agreement, dated as of September 15,            (a)
                          1997, among Darrell R. Paxman, Doskocil Manufacturing
                          Company, Inc., and the other parties thereto.
        10.4+             Purchase Agreement, dated September 11, 1997, among              (a)
                          Doskocil Manufacturing Company, Inc., Donaldson, Lufkin &
                          Jenrette Securities Corporation and NationsBanc Capital
                          Markets, Inc.
        10.5*+            Registration Rights Agreement, dated as of September 19,         (a)
                          1997, among Doskocil Manufacturing Company, Inc.,
                          Donaldson, Lufkin & Jenrette Securities Corporation and
                          NationsBanc Capital Markets, Inc.
        10.6+             Confidentiality, Non-Competition Agreement and                   (a)
                          Non-Solicitation Agreement, dated as of July 1, 1997,
                          among Benjamin L. Doskocil, Sr., Mary Frances Doskocil and
                          Doskocil Manufacturing Company, Inc.
        10.7*+            Letter/Consulting Agreement, dated as of July 1, 1997,           (a)
                          between Doskocil Manufacturing Company, Inc., and Benjamin
                          L. Doskocil, Sr.
        10.8+             Credit Agreement, dated September 19, 1997, among Doskocil       (a)
                          Manufacturing Company, Inc. and NationsBank of Texas,
                          N.A., as administrative agent for certain lenders named
                          therein.
        10.8.1+           First Amendment to Credit Agreement dated February 10,           (b)
                          1999.
        10.8.2+           Second Amendment to Credit Agreement dated May 14, 1999.         (c)
        10.8.3+           Third Amendment to Credit Agreement dated August 12, 1999.       (e)
        10.8.4+           Fourth Amendment to Credit Agreement dated October 12,           (e)
                          1999.
        10.8.5+           Fifth Amendment to the Credit Agreement dated June 30,           (f)
                          2000
        10.9*+            Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4209 Barnett
                          Boulevard, Arlington, Texas 76017 and commonly referred to as Building A.
        10.10*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4300 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building B.

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.11*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for approximately
                          24,000 square feet of Building "C" located at 4408 Barnett
                          Boulevard, Arlington, Texas 76017 and commonly referred to as Building C.
        10.12*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4401 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building D.
        10.13*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil,
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4208 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building E.
        10.14*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4207 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building F.
        10.15*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the property located at 4209 Larry Lane,
                          Arlington, Texas 76017 and commonly referred to as
                          Building F Parking Lot.
        10.16*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Marybe Investments, Ltd., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 800 Stephens, Arlington, Texas 76017 and
                          commonly referred to as Building G.
        10.17*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 4205 Barnett Boulevard, Arlington, Texas 76017
                          and commonly referred to as Building J.
        10.18*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., as landlord, and Doskocil
                          Manufacturing Company, Inc., as tenant, for the property
                          located at 720 and 722 West Interstate 20, Arlington,
                          Texas and commonly referred to as the Parking Facilities.
        10.19*+           Industrial Real Estate Lease, dated July 1, 1997, between        (a)
                          Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
                          landlord, and Doskocil Manufacturing Company, Inc., as
                          tenant, for the building(s) located at 600 Justice,
                          Mansfield, Texas and commonly referred to as Spectrum.
        10.20*+           Form of Indemnification Agreement between Doskocil               (a)
                          Manufacturing Company, Inc., and certain of its directors
                          and/or officers.
        10.21*+           Doskocil Manufacturing Company, Inc., Stock Option Plan.         (a)
        10.21.1*          First Amendment to the Doskocil Manufacturing Company,
                          Inc., Stock Option Plan

                                                                                      INCORPORATION
      EXHIBIT NO.                                DESCRIPTION                          BY REFERENCE
      -----------                                -----------                          -------------
        10.22*+           Employment Agreement, dated as of November 1, 1996,              (a)
                          between Michael J. Farmer and Dogloo, Inc.
        10.23*+           First Amendment to Stockholders' Agreement, dated as of          (a)
                          September 19, 1997, among Benjamin L. Doskocil, Sr., Mary
                          Frances Doskocil, Doskocil Manufacturing Company, Inc.,
                          Westar Capital, L.P. and Westar Capital II, LLC.
        10.24*+           Amended and Restated Securityholders Agreement, dated            (a)
                          September 19, 1997, among Doskocil Manufacturing Company,
                          Inc., Dogloo, Inc., Westar Capital, L.P., Westar Capital
                          II, LLC, HBI Financial Inc., Aurelio F. Barreto III and
                          other parties thereto.
        10.24.1           First Amendment to Amended and Restated Securityholders
                          agreement dated as of September 28, 1999
        10.25*+           Credit Agreement, dated as of August 12, 1999, among the         (d)
                          Company, certain lenders named therein and Bank of
                          America, N.A., as administrative agent.
        10.25.1+          First Amendment to Credit Agreement, dated as of October         (e)
                          12, 1999, among the Company, certain lenders named therein and Bank of America, N.A. as administrative agent.
        10.26+            Pledge Agreement as of August 12, 1999 by Westar Capital         (e)
                          II, LLC in favor of Bank of America, N.A.
        10.26.1           First Amendment to Pledge Agreement dated October 12,
                          1999.
        10.27+            Security Agreement as of August 12, 1999 between the             (e)
                          Company and Bank of America, N.A.
        10.28+            Support Agreement as of June 21, 2000 by Westar Funds in         (f)
                          favor of Bank of America, N.A.
        10.29             Preferred Stock and Warrant Purchase Agreement dated as of
                          October 12, 1999 among the Company and certain purchases
                          named therein.
        10.30             Series D Preferred Stock and Warrant Purchase Agreement
                          dated October 12, 1999 between the Company and certain
                          investors named therein.
        10.31             Preferred Warrant Agreement dated as of October 12, 1999
                          among the Company and certain investors named therein.
        10.32             Guaranty Warrant Agreement dated as of October 12, 1999
                          among the Company and certain investors named therein.
        10.33             Series D Preferred Stock Purchase Agreement dated as of
                          May 30, 2000 among the Company and certain investors named therein.
        27.1              Financial Data Schedule.

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

  (a) Incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-37081) as filed on October 2, 1997.

  (b) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Inc., Report on Form 10-Q for the quarter ended December 31, 1998.

  (c) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc. Report on Form 10-Q for the quarter ended March 31, 1999.

  (d) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated September 24, 1999.

  (e) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 10-K dated October 13, 1999.

  (f) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated July 13, 2000.