Form 10-Q
period 2000-09-30
DOSKOCIL MANUFACTURING CO INC
filed 2000-11-20
CIK 1046628

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000
                                                 ------------------

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

                                YES [X]   NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT SEPTEMBER 30, 2000, WAS 3,203,644.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX


      PART I.        FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS

                            Statements of Operations............................   3

                            Balance Sheets......................................   4

                            Statements of Cash Flows............................   5

                            Notes to Financial Statements.......................   6


           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS...........................  14

           ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..  20


      PART II.       OTHER INFORMATION

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................  21

      SIGNATURES................................................................  22

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended
                                                           SEPTEMBER 30,
                                                     ------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                2000          1999
                                                     ----------    ----------

Net sales ........................................   $   41,238    $   36,487
Cost of goods sold ...............................       29,838        25,720
                                                     ----------    ----------
     GROSS PROFIT ................................       11,400        10,767
Selling, general and administrative expense ......       10,702        11,972
                                                     ----------    ----------
     OPERATING INCOME (LOSS) .....................          698        (1,205)
Other (income) expense:
     Net interest expense ........................        5,796         4,677
     Other, net ..................................          (69)         (433)
                                                     ----------    ----------
     NET LOSS ....................................       (5,029)       (5,449)

Preferred stock accretion ........................           42            --
Preferred stock dividends ........................          421           229
                                                     ----------    ----------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS .....................................   $   (5,492)   $   (5,678)
                                                     ==========    ==========
NET LOSS PER COMMON SHARE (BASIC AND
DILUTED) .........................................   $    (1.72)   $    (1.81)
                                                     ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......        3,197         3,139
                                                     ==========    ==========



                            See accompanying notes.

                      DOSKOCIL MANUFACTURING COMPANY, INC.
                                 BALANCE SHEETS



                                                               SEPTEMBER 30,     June 30,
(DOLLARS IN THOUSANDS)                                             2000            2000
                                                               ------------    ------------
                                                               (Unaudited)
                                           ASSETS
Current assets:
  Cash and cash equivalents ................................   $         --    $      1,253
  Accounts receivable, less allowance for doubtful
     accounts of $606 and $558 .............................         20,189          17,189
  Inventories (Note 6) .....................................         22,703          25,605
  Other current assets .....................................          1,421           1,313
                                                               ------------    ------------
     Total current assets ..................................         44,313          45,360

Property, plant and equipment, less accumulated
     depreciation of $54,534 and $52,182 ...................         47,789          49,497
Goodwill ...................................................         48,583          49,036
Debt issuance costs ........................................          3,609           4,633
Other assets (includes $0.8 million from shareholders) .....          1,784           1,825
                                                               ------------    ------------
     Total assets ..........................................   $    146,078    $    150,351
                                                               ============    ============

                       LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable .........................................   $      7,873    $      6,890
  Accrued liabilities (Includes $1.0 million at
     September 2000 and $1.1 million at June 2000
     to shareholders) ......................................          5,269           4,187
  Current portion of long-term debt ........................         10,079          10,116
  Accrued interest .........................................          1,336           3,311
  Accrued taxes ............................................            673             411
  Payroll and benefits payable .............................          3,101           3,212
  Additional credit facility ...............................         10,000           8,000
                                                               ------------    ------------
     Total current liabilities .............................         38,331          36,127
Revolving credit facility ..................................         24,336          24,336
Long-term debt and capital leases ..........................         56,361          58,809
Senior subordinated notes ..................................         85,000          85,000
                                                               ------------    ------------
     Total liabilities .....................................        204,028         204,272
Shareholders' (deficit) equity:
  Preferred stock, no par value: authorized 2,434,465,
     none issued or outstanding
  Series B redeemable preferred stock, no par value:
     authorized shares--10,224,255, none issued or
     outstanding ...........................................             --              --
  Series C redeemable preferred stock, no par value:
     authorized shares--11,841,280, issued and
     outstanding--9,161,567 ................................          9,161           9,161
  Series D redeemable preferred stock, $100 liquidation
     preference no par value net of discount: authorized
     shares--500,000, issued and outstanding--73,670 .......          6,703           5,662
  Warrants to purchase common stock ........................          4,180           4,180
  Common stock, no par value: authorized shares--
     15,000,000 issued and outstanding--3,203,644 at
     September 30, 2000; 3,143,644 at June 30, 2000 ........         34,289          34,288
  Accumulated deficit ......................................       (112,283)       (107,212)
                                                               ------------    ------------
          Total shareholders' deficit ......................        (57,950)        (53,921)
                                                               ------------    ------------
     Total liabilities and shareholders' (deficit)
             equity ........................................   $    146,078    $    150,351
                                                               ============    ============

                                   See accompanying notes.

                            DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                       Three Months Ended
                                                                           September 30,
                                                                    ------------------------
(DOLLARS IN THOUSANDS)                                                 2000          1999
                                                                    ----------    ----------
OPERATING ACTIVITIES:
    Net loss ....................................................   $   (5,029)   $   (5,449)
    Adjustments to reconcile net loss to net cash used in
        operating activities
    Depreciation and amortization ...............................        2,965         2,616
    Amortization of debt issuance costs .........................        1,023           184
    Loss/(Gain) on sale of assets ...............................            5          (423)
       Changes in operating assets and liabilities:
        Accounts Receivable .....................................       (3,000)       (3,442)
        Inventories .............................................        2,902        (2,601)
        Accounts Payable ........................................          983           939
        Accrued liabilities and other ...........................         (844)         (385)
                                                                    ----------    ----------
        Net cash used in operating activities ...................         (995)       (8,561)

INVESTING ACTIVITIES:
    Capital expenditures ........................................         (785)       (2,531)
    Net proceeds from sale of assets ............................           10         3,617
    Other .......................................................           --           (33)
                                                                    ----------    ----------
        Net cash (used in)/provided by investing activities .....         (775)        1,053

FINANCING ACTIVITIES:
    Payments on long-term debt ..................................       (2,338)       (1,344)
    Net proceeds from revolving credit agreement ................           --         1,800
    Net proceeds from additional credit facility ................        2,000         7,000
    Proceeds from sale of preferred stock .......................        1,000            --
    Other debt payments .........................................         (146)          (67)
    Proceeds from sale of common stock ..........................            1             5
                                                                    ----------    ----------
        Net cash provided by financing activities ...............          517         7,394
                                                                    ----------    ----------
    Net decrease in cash and cash equivalents ...................       (1,253)         (114)
    Cash and cash equivalents at beginning of period ............        1,253           114
                                                                    ----------    ----------
    Cash and cash equivalents at end of period ..................   $       --    $       --
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

    In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. Interim results are not based on physical counts of inventory and, therefore, include estimates to arrive at cost of goods sold for the period. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

    Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation, including the reclassification of marketing rebates from selling, general and administrative expense to net sales within the statement of operations. The Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products.

    In September 1997, the Company consummated a merger with Dogloo, Inc. (the "Merger"). Since then, the Company has experienced difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, low machine efficiency and the need to outsource certain production, a failed information systems conversion and problems with the subsequent implementation of a new system. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and a liquidity shortage. In July 1999, the Company launched a new enterprise resource planning software system which included a new warehouse system. The launch of certain elements of these systems was not successful. Accordingly, the systems were reconfigured and were re-launched in June 2000. The Company has been operating this version of its software successfully for the last five months. Management believes the system is providing accurate information and processing for invoicing, inventory management, production planning, sales and financial reporting. In addition, the Company has experienced excellent on time deliveries during the first quarter of fiscal 2001.

    The Company is highly leveraged and has relied upon debt financing to provide for working capital and certain capital expenditures. Furthermore, as a result of the above difficulties, the Company was unable in December 1998, March 1999, June 1999 and September 1999 to meet the debt covenants required by the Credit Facility (as defined in Note 5). In October 1999, the Company amended the Credit Facility and amended an additional revolving credit agreement (the "Additional Credit Facility") which provides for borrowings up to $15.0 million and matures on September 28, 2001. In connection with amending the Credit Facility, certain shareholders purchased $5.0 million of Series D Preferred Stock along with related warrants to acquire 1.0 million shares of common stock. In addition, in order to induce the Westar Funds to guarantee

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company were issued, of which 4.1 million are exercisable immediately.

    The Company's plan is to grow sales, reduce fixed costs and improve manufacturing productivity. The Company has programs in place to lower costs for insurance and outside manufacturing. It expects to lower production costs with the purchase of new equipment and molds. In May 2000, construction was completed on a new warehouse that is expected to reduce costs for material handling and outside warehousing. The Company has also negotiated price reductions in non-resin raw materials. Resin material costs are expected to be higher with higher natural gas and oil prices. Liquidity is expected to improve from increased cash flow from operations, lower projected capital spending and reductions in inventories.

    The Credit Facility and the Additional Credit Facility, as amended, waived all past covenant violations and established new covenants. The Company, based on its operating plan, the Additional Credit Facility and the Support Facility (as described below) expects to be able to fund operations and comply with the revised covenants through fiscal 2001. However, no assurance can be given that the Company will achieve its operating plan and there can be no assurance that factors or events currently known or unknown will not negatively impact the Company's ability to operate within its plan. The fifth amendment (see Note 5) includes a Support Agreement with Westar Funds to provide the capital necessary to meet certain of its financial covenants for the four quarters of fiscal 2001. As is normally the case in credit relationships, a failure to comply with the amended covenants contained in the Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions.

NOTE 2. ACCOUNTING STANDARDS

    On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


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

    Concurrent with the consummation of the Merger, the Company issued 10 1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998 effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. The Subordinated Notes contain cross acceleration provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million will be amortized over the term of the Subordinated Notes and the Credit Facility.

NOTE 5. LONG TERM DEBT

    Concurrent with the consummation of the Merger, the Company entered a Credit Facility with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $24.7 million revolving credit facility (the "Revolving Credit Facility") and includes a subfacility for swingline borrowings and a sublimit for letters of credit. As of September 30, 2000, the principal amount outstanding on tranche A was $31.0 million, on tranche B was $34.1 million and $24.3 million on the revolving credit facility. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


    Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company's option) upon (i)LIBOR for one, two, three or six months, plus 3.5% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 4.0% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 2.0% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.5% with respect to the tranche B term loan facility; provided, however, the interest rates for the Revolving Credit Facility and tranche A term loan are subject to several point reductions in the event the Company meets certain performance targets.

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

    Amendments to the Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with BankAmerica, N.A. (the "Additional Lender"). The Additional Credit Facility is a senior revolving credit facility which the Company entered into on August 12, 1999. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's existing Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 12, 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased from $10.0 million to $15.0 million. In September 2000 the lenders amended the Additional Credit Facility to extend its terms to September 28, 2001. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.

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

    In connection with certain amendments to the Additional Credit Facility on October 12, 1999, the Guaranty and Reimbursement Agreement was increased to $15.0 million and was extended to September 30, 2000 and the Pledge Agreement was revised to, among other things, require Westar LLC to pledge additional collateral to the Additional Lender in the event that loans under the Additional Credit Facility exceed $10.0 million. In September 2000 the lenders amended the Additional Credit Facility to extend its terms to September 28, 2001.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

    On June 30, 2000, the Bank Group and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment includes a Support Agreement with Westar Funds to provide the capital necessary to enable the Company to meet its EBITDA financial covenant for the quarter ending June 2000 and its minimum fixed charge coverage ratio covenant for the four quarters of fiscal 2001. The Bank Group in turn agreed to remove the minimum EBITDA requirement for fiscal 2001 and redefined the minimum fixed charge coverage ratio (detailed below). The Fifth Amendment also confirms an interest rate increase negotiated as part of the Fourth Amendment, increases the borrowing base for the Company until September 2000 to allow the Company to reduce its inventories, at which time it will revert to the borrowing base in the Credit Facility dated September 19, 1997 and also extends the period for the fourth quarter for adding capital to meet financial covenants to ninety days.

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

    Sale of Series D Preferred Stock and Related Warrants. In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current stockholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock")in an aggregate amount of $5.0 million, along with related warrants to acquire 1.0 million shares of common stock of the Company (the "Related Warrants"). The Related Warrants were valued at $.8 million to be amortized over five years as preferred stock accretion. These warrants expire on September 30, 2007. Proceeds from the sale of Series D Preferred Stock was applied against the Credit Facility. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy, liquidation, dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable into common shares at any time at an initial price equal to $.01 per share. The Related and Guaranty Warrants, to the extent exercisable and dilutive, may affect future earnings per share calculations.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

     The Company did not achieve the cumulative minimum EBITDA financial covenants for the six months ended March 2000 by approximately $1.4 million. As permitted by the Credit Facility, as amended, this shortfall was satisfied by an equity infusion in the amount of the EBITDA shortfall in May 2000. In September 2000, an equity infusion of $1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $0.1 million was required under the Support Agreement to meet the June 2000 EBITDA shortfall. A capital infusion of approximately $2.0 million will be required to be made by Westar Funds under the Support Agreement to meet the Fixed Coverage Charge and senior leverage shortfall for the twelve months ended September 2000. The Company anticipates that the Westar Funds will make this payment in accordance with the Support Agreement.

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


NOTE 6. INVENTORIES

    Inventories consist of the following:

                                           September 30,    June 30,
(DOLLARS IN THOUSANDS)                         2000           2000
                                           ------------   ------------
Finished Goods                             $     14,343   $     15,708
Work-in-Process                                     614          1,604
Raw Materials                                     7,746          8,293
                                           ------------   ------------
    Net inventories                        $     22,703   $     25,605
                                           ============   ============

NOTE 7. INCOME TAXES

    The effective tax rate for the three months ended September 30, 2000 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Dogloo merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Dogloo merger will be recognized as a reduction of income tax expense.

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


NOTE 9. NET LOSS PER SHARE

    Net loss per share for the three months ended September 30, 2000 and 1999 are calculated as follows:

                                                                  Three Months Ended
                                                                     September 30,
(IN THOUSANDS EXCEPT PER SHARE DATA)                              2000          1999
                                                               ----------    ----------
Net loss attributable to common stockholders ...............   $   (5,492)   $   (5,678)
Average shares outstanding during the period ...............        3,197         3,139
Net loss per share (basic and diluted) .....................   $    (1.72)   $    (1.81)


NOTE 10. COMPREHENSIVE INCOME

    For the first three months of fiscal 2001 and 2000, there were no differences between comprehensive income and net income.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Doskocil Manufacturing Company, Inc. (the "Company") is among the leading producers of plastic pet products in the United States. The Company manufactures and markets a broad range of pet products through multiple distribution channels. The following discussion should be read in conjunction with the financial statements and notes for the quarter ended September 30, 2000, included in this report. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

    This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on opinion of management as well as assumptions made from information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these and similar statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements; (i) the Company incurred substantial indebtedness in connection with the consummation of the Merger and has remained highly leveraged, (ii) the Credit Facility as amended, the Additional Credit Facility as amended and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, (iii) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of world wide changes in natural gas and crude oil prices; (iv) a relatively small number of customers account for a significant percentage of the Company's business; (v) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vi) from fiscal 1998 - fiscal 2000, the Company experienced difficulties fulfilling customer orders on a timely basis and may experience such difficulties in the future;
(vii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (viii) the Company's results of operations have historically been seasonal; (ix) the Company is highly susceptible to the effect of changes in general economic and business conditions; (x) the Company's competitors may be more successful in introducing new product offerings, and
(xi) claims or lawsuits may be brought against the Company, including claims of product liability. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 2000 and the risk factors described there are incorporated herein by reference. The forward-looking statements contained herein also include the statements made under the caption "Outlook" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in implementation of the Company's corrective actions.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


OVERVIEW - FIRST QUARTER

    For the quarter, the Company continued to improve operating performance with a $1.9 million improvement in operating income over the same period of last year. The Company did not, however, meet management's performance expectations for the first quarter of fiscal 2001 for two reasons. The Company experienced significantly higher plastic resin costs in the current quarter. In addition, costs associated with underutilization of the Company's facilities during the fourth quarter of fiscal 2000 were included in inventory at June 30, 2000. As this inventory was sold in the first quarter of fiscal 2001, cost of goods sold for the period reflects these higher costs related to this plant underutilization.

    Compared with last year, net sales for the first quarter increased $4.8 million or 13.0%. This increase is the result of increased international sales in addition to new product offerings. The first quarter of fiscal 2000 was negatively affected by promotional activity in June 1999, which had the effect of moving first quarter sales into the fourth quarter of fiscal 1999, and by an increase in the Company's sales backlog due to order fulfillment difficulties. The Company's sales backlog at September 30, 2000 has decreased 54% over the same period last year and is now considered to be at normal levels.

    Cash requirements for working capital (receivables plus inventories less trade payables and accrued liabilities) were $29.8 million, down 6.0% from the same period of the prior year. For the three months ended September 30, 2000, capital expenditures were $0.7 million, down $1.7 million from the same period of last year.

    The Company did not achieve its minimum EBITDA covenant for the fiscal year ending June 30, 2000 by an amount equal to approximately $0.1 million. This shortfall was satisfied by an equity infusion of $1.0 million received from Westar Funds in September 2000. The Company did not achieve the required fixed coverage charge ratio and the senior leverage ratio for the twelve months ended September 30, 2000 by an amount equal to approximately $2.0 million. As permitted by the Credit Facility as amended, this shortfall may be satisfied by an capital infusion in the amount of the shortfall made under the support agreement by the Westar Funds. The Company anticipates the Westar Funds will make this payment in accordance with the Support Agreement.


RESULTS OF OPERATIONS

    NET SALES increased to $41.2 million in the first quarter of fiscal 2001 from $36.5 million in the comparable period of the prior year, an increase of $4.7 million. The increase was primarily the result of higher pet sales of $4.4 million. The increase in pet sales is due to several factors including sales of new products and increased international sales. In addition, promotional activity in June 1999 reduced sales in the first quarter of fiscal 2000.

    GROSS PROFIT increased to $11.4 million in the first quarter of fiscal 2001 from $10.8 million in the comparable period of the prior year, an increase of $0.6 million. As a percentage of net sales, gross margin decreased to 27.6% in the first quarter of fiscal 2001 from 29.5% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was negatively affected by higher material costs and lower plant utilization in the fourth quarter of fiscal 2000, the costs of which were included in inventory at June 30, 2000. Such costs have been included in cost of goods sold in the current fiscal quarter as the inventory was sold.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to $10.7 million in the first quarter of fiscal 2001 from $12.0 million in the comparable period of the prior year. As a percentage of net sales, SG&A spending decreased to 25.9% in the first quarter of fiscal 2001 from 32.8% in the comparable period of the prior year. The decrease was the result of several factors including lower consumer advertising, lower salaries, lower freight and lower outside warehousing costs.

    OTHER INCOME for the first three months of fiscal 2000 includes a $0.4 million gain on the sale of the Indianapolis facility.

    INTEREST EXPENSE increased to $5.8 million in the first quarter of fiscal 2001 from $4.7 million in the comparable period of the prior year. The increase is primarily due to higher interest rates, increased borrowings on the Additional Credit Facility and an additional $0.8 million in non-cash amortization of deferred financing costs related to the 4.1 million of guaranty warrants.

    PROVISION FOR INCOME TAXES for the three months ended September 30, 2000 and 1999 was $0.0 million, due to a net operating loss generated during the period for which a valuation allowance has been provided. The tax benefit associated with the net operating loss has been offset by a valuation allowance. The balance sheet dated June 30, 2000 and September 30, 2000 included a valuation allowance of approximately $13.4 million and $16.1 million, respectively, for deferred tax assets as of the purchase date and also includes deferred tax assets included in the provision for income taxes.

    NET LOSS for the quarter ended September 30, 2000 was $5.0 million compared to a net loss of $5.4 million for the comparable period of the prior year. The change in net loss primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Total debt outstanding at September 30, 2000 decreased by $0.5 million from June 30, 2000, due to normal recurring debt payments partially offset by additional borrowings against the Company's revolving credit agreements. Total outstanding debt is comprised of bank borrowings of $99.4 million, Subordinated Notes of $85.0 million and capital leases of $1.3 million. At September 30, 2000, the bank borrowings were comprised of a Term Loan Facility of $65.1 million, a Revolving Credit Facility of $24.7 million and an Additional Credit Facility of $15.0 million, of which $24.3 million was outstanding under the Revolving Credit Facility and $10.0 million was outstanding under the Additional Credit Facility. The Additional Credit Facility is guaranteed by certain shareholders. Note 4 to the Financial Statements contained herein outlines the terms and conditions of the Subordinated Notes. At September 30, 2000, the Company had $5.0 million of availability on the Additional Credit Facility and $0.4 million of availability on the Revolving Credit Facility.

    Because half of the Company's outstanding borrowings at September 30, 2000 and the additional availability from the Revolving Credit Facility and the Additional Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at September 30, 2000, was 10.3%.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

    Management anticipates incurring capital expenditures for the fiscal year ending June 30, 2001 of approximately $7.0 million relating to machinery, molds and information systems. Management plans to fund these capital expenditures through cash flow from operations and, if necessary, borrowings under the Revolving Credit Facilities.

    The Company, based on its operating plan, the Additional Credit Facility and the Support Facility expects to be able to fund operations and comply with the revised covenants through fiscal 2001.

    The Company's Term Loan Facility and Revolving Credit Facilities, as amended, contain a number of financial covenants that require the Company to meet certain financial ratios and tests. On October 12, 1999 the Company entered into a fourth amendment to the Credit Facility (the "Fourth Amendment"). On June 30, 2000 the Company entered into a fifth amendment to the Credit Facility (the "Fifth Amendment"). (See Note 5 to the Financial Statements contained herein for terms and conditions of the Credit Facility). The Company, based on the commitment from Westar Funds to make a capital contribution of approximately $2.0 million in November 2000, was in compliance with all applicable covenants as of September 30, 2000.

    The Company and certain of its shareholders, including Westar Capital and HBI Financial Inc., and partners, officers and affiliates of such shareholders and the Company, have and in the future may from time to time make open market and privately negotiated purchases of the Subordinated Notes. The timing and amount of such purchases, if any, will depend upon a variety of matters including, but not limited to, the trading price of the Subordinated Notes and restrictions contained in the Company's debt agreements.

OUTLOOK

    Sales were higher in the first quarter and are expected to be higher for fiscal 2001, helped by growth internationally, better systems support and a new manufacturing team focusing on customer service. The Company believes customer relations and service continue to be very strong during the critical selling season. In the short term, shipments may be affected negatively as customers draw down their safety stocks, based on their renewed confidence in the Company's ability to ship on time. Weather may again be a factor in the sale of pet shelters. Competition has increased with other manufacturers' entry into the shelter and kennel markets. Such competition is expected to have an impact on sales and potentially margins. International sales are expected to be a positive source of increased sales in fiscal 2001.

    Certain costs, such as direct and indirect labor, continue to be lower than fiscal 2000 and management expects that trend to continue. Machine efficiency and the resulting increase in throughput should allow for somewhat lower cost of sales in fiscal 2001. Resin costs have increased in the quarter ended September 30, 2000 with higher natural gas and oil prices, and are expected to remain high throughout fiscal 2001. The new planning process and the new production planning philosophy should allow much improved service while lowering inventories.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


    The Company's manufacturing philosophy relies on maintaining excess production capacity rather than high levels of finished goods inventories to meet customer demand. In the short term, as the Company slows down production to draw down its inventories, it will continue to experience an increase in fixed costs charged to cost of sales. This will negatively impact reported earnings but lower working capital, freeing up cash. Manufacturing spending continues to decline from the prior year. Spending for outside manufacturing, in-bound freight and direct labor should also be lower. The new warehouse on campus will reduce costs for outside warehouses and inventory transfers.

    Cash requirements for working capital and capital spending are expected to be lower in fiscal year 2001. Cash requirements for inventories will decline with accounts receivable and accounts payable as a factor of sales turnover. Capital spending is expected to be focused on molds for new products and maintenance for manufacturing. Interest costs have risen and are expected to continue at high levels.

COMPARISON OF THE FIRST QUARTER ENDED SEPTEMBER 30, 2000 AND 1999 EBITDA.

    The following table summarizes the three months ended September 30, 2000 and 1999:


                                                                Three Months Ended
                                                                   September 30,
                                                                 2000         1999
(DOLLARS IN THOUSANDS)                                        ----------   ----------
Pet products ..............................................   $   35,154   $   30,709
Sporting goods ............................................        4,070        3,952
Outside resin sales .......................................        2,014        1,826
                                                              ----------   ----------
Net sales .................................................       41,238       36,487
Cost of goods sold ........................................       29,838       25,720
                                                              ----------   ----------
     Gross profit .........................................       11,400       10,767
Selling, general and administrative
     expense ..............................................       10,702       11,972
                                                              ----------   ----------
     Operating (loss) income ..............................          698       (1,205)
Adjustments:
Depreciation and amortization .............................        2,965        2,616
                                                              ----------   ----------
     EBITDA ...............................................   $    3,663   $    1,411
                                                              ==========   ==========

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


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

                           November 9, 2000 6:23 PM

                      DOSKOCIL MANUFACTURING COMPANY, INC.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended June 30, 2000.

                      DOSKOCIL MANUFACTURING COMPANY, INC.


PART II   OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

    Mr. Casey resigned as Chief Financial Officer in October 2000 and Mr. Farmer resigned as Executive Vice President of Sales and Marketing in November 2000. The Company has decided to divide its sales and marketing department into two departments and to hire a senior executive to manage each of these departments. The Company is currently engaged in a search for these three positions.

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

                                        DOSKOCIL MANUFACTURING COMPANY, INC
                                        (Registrant)

    Date:  November 14, 2000            /s/ Larry E. Rembold
                                        -----------------------------------
                                        Larry E. Rembold
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


    Date:  November 14, 2000            /s/ David P. Laporte
                                        -----------------------------------
                                        David P. Laporte
                                        Corporate Controller and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
27                           Financial Data Schedule