Form 10-Q
period 2000-12-30
DOSKOCIL MANUFACTURING CO INC
filed 2001-02-20
CIK 1046628

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 30, 2000

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

                                YES [X]   NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT DECEMBER 30, 2000, WAS 3,203,644.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  SEC FORM 10-Q
                         QUARTER ENDED DECEMBER 30, 2000

                                      INDEX


PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                      Statements of Operations.............................   3

                      Balance Sheets.......................................   4

                      Statements of Cash Flows.............................   5

                      Notes to Financial Statements........................   6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS..........  15

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                              MARKET RISK..................................  20


PART II.       OTHER INFORMATION

     ITEM 2.   LEGAL PROCEEDINGS

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................  21

SIGNATURES.................................................................  22



--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended           Six Months Ended
                                                           ----------------------      ----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    Dec 30,      Dec 31,        Dec 30,       Dec 31,
                                                             2000          1999          2000          1999
                                                           ---------     --------      --------      --------
Net Sales................................................  $ 42,628      $ 46,554      $ 83,866      $ 83,041
Cost of goods sold.......................................    28,379        29,110        58,217        54,830
                                                           --------      --------      --------      --------
     GROSS PROFIT........................................    14,249        17,444        25,649        28,211
Selling, general and administrative expense..............    11,673        11,304        22,375        23,276
Impairment of long-lived assets..........................        --           778            --           778
                                                           --------      --------      --------      --------
     OPERATING INCOME....................................     2,576         5,362         3,274         4,157

Other (income)expense:
     Net interest expense................................     5,048         6,095        10,844        10,772
     Other, net..........................................       (13)           --           (82)         (433)
                                                           --------      --------      --------      --------
     NET LOSS............................................    (2,459)         (733)       (7,488)       (6,182)
Preferred stock accretion................................        41            34            83            34
Preferred stock dividends................................       471           359           892           588
                                                           --------      --------      --------      --------
NET LOSS ATTRIBUTABLE TO COMMON
SHAREHOLDERS.............................................  $ (2,971)     $ (1,126)     $ (8,463)     $ (6,804)
                                                           ========      ========      ========      ========
NET LOSS PER COMMON SHARE(BASIC AND
DILUTED).................................................  $   (.93)     $   (.36)     $  (2.64)     $  (2.16)
                                                           ========      ========      ========      ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...............     3,204         3,155         3,200         3,147
                                                           ========      ========      ========      ========


                             See accompanying notes.



--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.
                                 BALANCE SHEETS


                                                                                         December 30,        June 30,
(Dollars in thousands)                                                                       2000             2000
                                                                                         ------------       ---------
                                                                                          (Unaudited)
                                                        ASSETS
Current assets:
        Cash and cash equivalents ..................................................       $   1,977        $   1,253
        Accounts receivable, less allowance for
           doubtful accounts of $311 and $588 ......................................          16,598           17,189
        Inventories (Note 6) .......................................................          18,292           25,605
        Other current assets .......................................................           1,324            1,313
                                                                                           ---------        ---------
           Total current assets ....................................................          38,191           45,360

Property, plant and equipment, less accumulated
        depreciation of $56,873 and $52,182 ........................................          46,361           49,497
Goodwill ...........................................................................          48,130           49,036
Debt issuance costs ................................................................           3,285            4,633
Other assets (includes $0.8 million due from
        shareholders) ..............................................................           1,751            1,825
                                                                                           ---------        ---------
        Total assets ...............................................................       $ 137,718        $ 150,351
                                                                                           =========        =========


                                   LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
        Accounts payable ...........................................................       $   5,415        $   6,890
        Accrued liabilities (Includes $0.8 million at
           December 2000 and $1.1 million at June 2000
           due to shareholders) ....................................................           4,453            4,187
        Current portion of long-term debt ..........................................          66,356           10,116
        Accrued interest ...........................................................           3,222            3,311
        Accrued taxes ..............................................................               5              411
        Payroll and benefits payable ...............................................           3,667            3,212
        Revolving credit facility ..................................................          22,985               --
        Additional credit facility .................................................           5,000            8,000
                                                                                           ---------        ---------
           Total current liabilities ...............................................         111,103           36,127
Revolving credit facility ..........................................................              --           24,336
Long-term debt and capital leases ..................................................              --           58,809
Senior subordinated notes ..........................................................          85,000           85,000
                                                                                           ---------        ---------
        Total liabilities ..........................................................         196,103          204,272

Commitments and contingencies (Note 8)

Shareholders' (deficit) equity:
        Preferred stock, no par value: authorized
           2,434,465, none issued or outstanding ...................................
        Series B redeemable preferred stock, no par
           value: authorized shares--10,224,255, none
           issued or outstanding ...................................................
        Series C redeemable preferred stock no par
           value: authorized shares--11,841,280,
           issued and outstanding--9,161,567 .......................................           9,161            9,161
        Series D redeemable preferred stock, $100
           liquidation preference, no par value net of
           discount:  authorized shares--500,000,
           issued and outstanding--93,900 at December
           30, 2000; 63,670 at June 30, 2000 .......................................           8,768            5,662
        Warrants to purchase common stock ..........................................           4,180            4,180
        Common stock, no par value:  authorized
           shares--15,000,000 issued and outstanding--
           3,203,644 at December 30, 2000; 3,143,644
           at June 30, 2000 ........................................................          34,289           34,288
        Accumulated deficit ........................................................        (114,783)        (107,212)
                                                                                           ---------        ---------
           Total shareholders' deficit .............................................         (58,385)         (53,921)
                                                                                           ---------        ---------
        Total liabilities and shareholders' (deficit)
           equity ..................................................................       $ 137,718        $ 150,351
                                                                                           =========        =========



                             See accompanying notes.



--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended
                                                                        ----------------------
                                                                        Dec 30,        Dec 31,
(DOLLARS IN THOUSANDS)                                                   2000           1999
                                                                        --------       -------
OPERATING ACTIVITIES:
     Net Loss ...................................................       $(7,488)       $(6,182)
     Adjustments to reconcile net loss to net cash
          provided by/(used in) operating activities
     Depreciation and amortization ..............................         5,791          5,346
     Amortization of debt issuance costs.........................         1,348          1,068
     Gain on sale of assets .....................................            (2)          (423)
     Impairment of long-lived assets ............................            --            778
     Changes in operating assets and liabilities:
          Accounts Receivable ...................................           591         (1,031)
          Inventories ...........................................         7,313         (1,701)
          Accounts Payable ......................................        (1,475)        (1,475)
          Accrued liabilities and other .........................           220          1,186
                                                                        -------        -------
          Net cash provided by/(used in) operating
               activities .......................................         6,298         (2,434)
INVESTING ACTIVITIES:
     Capital expenditures .......................................        (1,631)        (3,785)
     Net proceeds from sale of assets ...........................            17          3,617
     Other ......................................................            --            (33)
                                                                        -------        -------
          Net cash used in investing
               activities .......................................        (1,614)          (201)
FINANCING ACTIVITIES:
     Payments on long-term debt .................................        (2,338)        (6,432)
     Net (payments)/proceeds from revolving credit agreement ....        (1,351)         1,800
     Net (payments)/proceeds from additional credit facility ....        (3,000)         8,000
     Proceeds from sale of preferred stock ......................         3,023          5,000
     Other debt payments ........................................          (295)          (229)
     Proceeds from sale of common stock .........................             1              5
                                                                        -------        -------
          Net cash (used in)/provided by financing
               activities .......................................        (3,960)         8,144
                                                                        -------        -------
     Net increase in cash and cash equivalents ..................           724          5,509
     Cash and cash equivalents at beginning of period ...........         1,253            114
                                                                        -------        -------
     Cash and cash equivalents at end of period .................       $ 1,977        $ 5,623
                                                                        =======        =======


                             See accompanying notes.



--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

     General. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. Interim results are not based on physical counts of inventory and, therefore, include estimates to arrive at cost of goods sold for the period. Operating results for the six month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

    Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation, including the reclassification of marketing rebates from selling, general and administrative expense to net sales within the statement of operations. The Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products. Effective for fiscal year ending June 30, 2001, the Company's fiscal year is a 52/53 week operating cycle that ends on the Saturday nearest the end of the reporting period. Fiscal 2001 represents a 52-week operating cycle. Therefore, the end of the second quarter for fiscal 2001 was December 30, 2000 versus the end of the second quarter for fiscal 2000 was December 31, 1999.

    Recent Developments. In September 1997, the Company consummated a merger with Dogloo, Inc. (See Note 4 below.) Since then, the Company has experienced difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, low machine efficiency and the need to outsource certain production, a failed information systems conversion and problems with the subsequent implementation of a new system. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and liquidity problems. In July 1999, the Company launched a new enterprise resource planning software system which included a new warehouse system. The launch of certain elements of these systems was not successful. Accordingly, the systems were reconfigured and were re-launched in June 2000. Management believes the system is now providing accurate information and processing for invoicing, inventory management, production planning, sales and financial reporting. In addition, the Company has experienced excellent on time deliveries during the first half of fiscal 2001.

    The Company is highly leveraged and has relied upon debt financing and additional equity infusions to provide for working capital and certain capital expenditures. The Company's ability to meet its financial covenant requirements under the Credit Facility and the Additional Credit Facility (as such terms are defined in Note 5 below) and its debt amortization requirements under the Term Loan Facility (as defined in Note 5 below) has been significantly impaired as a result of the difficulties experienced since September 1997. As described in
Note 5 below, the Company has obtained a series of amendments to the Credit Facility and the Additional Credit Facility in order to avoid defaults as a result of its failure to meet such requirements. The Company is currently in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000, as well as other covenants thereunder. The Company has entered into a limited forbearance agreement with the lenders under the Credit Facility and the Additional Credit Facility, effective as of February 14,2001 (the "Limited Forbearance Agreement"). Pursuant to the Limited Forbearance Agreement, such lenders have agreed, unless there are further defaults, not to exercise rights and remedies available to them with respect to the defaults described above prior to July 1, 2001, other than their right to block payments in respect of the Subordinated Notes (as defined in Note 5 below) and their rights under the Support Agreement (as defined in Note 5 below). The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amount, with such amendment to terminate automatically upon the earliest to occur of (i) any further default, (ii) the $8.0 million capital infusion by the Westar Funds as described in the following paragraph, or
(iii) June 30, 2001.

     Under the Support Agreement, the Westar Funds are obligated to make a capital infusion of $8.0 million by February 28, 2001. Such a capital infusion would cure the current defaults under the Credit Facility and the Additional Credit Facility. The Westar Funds have advised the Company that they intend to pursue discussions with the lenders under the Credit Facility indicating their willingness to make an appropriate additional financial contribution to the Company on or prior to February 28, 2001, but not necessarily under the current terms of the Support Agreement; no assurance can be given that such discussions will result in any such contribution. The failure of the Westar Funds to make the required capital infusion would constitute a further default under the Credit Facility and the Additional Credit Facility. Unless such capital infusion is made by February 28, 2001 or the lenders under the Credit Facility and the Additional Credit Facility agree to extend the forbearance arrangement or waive all defaults, from and after March 1, 2001 such lenders will be entitled to accelerate all amounts payable under such facilities and to pursue their rights in the collateral securing payment of such amounts. Any such acceleration by such lenders would also have the effect of giving the trustee under the indenture relating to the Subordinated Notes and the holders of 25% or more in principal amount of the Subordinated Notes the right to accelerate all amounts payable in respect of the Subordinated Notes. The Company does not have in place any arrangements to refinance or fund its indebtedness under the Credit Facility or the Additional Credit Facility or in respect of the Subordinated Notes upon acceleration.

    The Company has substantial debt service obligations, including a $4.3 million interest payment on the Subordinated Notes that is due on March 15, 2001. As of the date of this report, the Company has no access to additional borrowings under the Revolving Credit Facility or the Additional Credit Facility and, absent the $8.0 million capital infusion by the Westar Funds pursuant to the Support Agreement, the Company will not be able to make this interest payment.

    In light of the foregoing, the Company is continuing discussions with the Westar Funds and the lenders under the Credit Facility and Additional Credit Facility regarding the defaults under the Credit Facility and the Additional Credit Facility as described above and the obligations of the Westar Funds under the Support Agreement. However, no assurance can be given with respect to the outcome of such discussions, or the timing thereof.

    The Company has engaged the investment banking firm of Chanin Capital Partners to assist in the restructuring of its debt and equity capitalization which might include a restructuring through bankruptcy proceedings. This process has only recently begun and, as a result, the Company cannot predict what form of restructuring, if any, may be effected or the timing thereof, or what impact any such restructuring may have on the Company's creditors.

    Due to the uncertainties discussed above, the Company has classified all indebtedness under the Credit Facility and the Additional Credit Facility as a current liability on its balance sheet. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. These financial statements do not include any adjustments to reflect possible future effects on the recoverability and classifications of assets or liabilities, except as disclosed above, that may result should the Company be unable to continue as a going concern.


--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


    Assuming the Company continues to have access to sufficient working capital, the Company's plan is to grow sales, reduce fixed costs through facility consolidation and continue to improve manufacturing productivity. The Company has lowered manufacturing and operating costs. It expects to lower production costs further with the facility consolidation and other operating cost reductions. In May 2000, construction was completed on a new warehouse that is expected to reduce costs for material handling and outside warehousing. The Company has also negotiated price reductions in non-resin raw materials. Resin material costs are expected to continue to be higher due to higher natural gas and oil prices.

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

NOTE 3. RECAPITALIZATION

    Effective July 1, 1997, the Company was recapitalized through the following transactions: (1) 100% of the Spectrum Polymers, Ltd. partnership interest ("Spectrum") was sold to a group of investors for $11.0 million; (2) after retirement of approximately $1.0 million of Spectrum debt by the investors, the partnership interests were



--------------------------------------------------------------------------------

                    DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)



exchanged for 798,612 shares of the Company's common stock; (3) the Company's Articles of Incorporation were amended to establish the Company as a C Corporation and authorized 15,000,000 shares of preferred stock which was subsequently increased to 25,000,000 and 15,000,000 shares of common stock, each with no par value per share; (4) certain investors purchased 199,654 shares of common stock for $3.0 million and 1,530,674 shares of Series A Preferred Stock for $23.0 million; (5) all outstanding balances under then existing lines of credit and long-term debt, along with related accrued interest and pre-payment penalties, were paid in full; and (6) the Company redeemed 5,666,145 shares of common stock from the majority stockholder for approximately $87.4 million. The acquisition of Spectrum has been accounted for as a combination of entities under common control and, accordingly, the assets acquired were recorded at their historical cost.

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

NOTE 5. LONG TERM DEBT

     Recent Developments. The Company is currently in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000, as well as other covenants thereunder. (See Note 1.) Moreover, based on current short-term forecasts, the Company believes it is unlikely it will be in compliance with its financial or other covenants over the next few periods.

     Credit Facility. Concurrent with the consummation of the Merger, the Company entered a credit facility (the "Credit Facility") with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $24.7 million revolving credit



--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


facility (the "Revolving Credit Facility") and includes a subfacility for swingline borrowings and a sublimit for letters of credit. As of December 30, 2000, the principal amount outstanding on tranche A was $31.0 million, on tranche B was $34.1 million and $23.0 million on the Revolving Credit Facility. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.


   Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company's option) upon (i)LIBOR for one, two, three or six months, plus 3.5% with respect to the tranche A term loan





--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


facility and the Revolving Credit Facility or plus 4.0% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 2.0% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.5% with respect to the tranche B term loan facility; provided, however, the interest rates for the Revolving Credit Facility and tranche A term loan are subject to several point reductions in the event the Company meets certain performance targets. Through the Limited Forebearance Agreement, the Company has been notified it will no longer be able to have advances based on LIBOR.

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

    Certain Amendments to the Credit Facility; Additional Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with BankAmerica, N.A. (the "Additional Lender"). The Additional Credit Facility is a senior revolving credit facility which the Company entered into on August 12, 1999. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's existing Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 12, 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased from $10.0 million to $15.0 million. In September 2000 the lenders amended the Additional Credit Facility to extend its term to September 28, 2001. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.



--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


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

    In order to induce the Westar Funds to continue the Guaranty and the Pledge Agreement and, in the case of TDL, to continue its obligations under the Reimbursement Agreement, the Company issued to Westar LP and an affiliate and TDL collectively (the "Investors"), who directly or indirectly through the Reimbursement Agreement guaranteed the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company (the "Guaranty Warrants"). The Guaranty Warrants were issued to each such Investor ratably based on the amount of such Investor's liability under the Guaranty and Reimbursement Agreement and are exercisable at an initial exercise price of $.01 per share. Of the Guaranty Warrants, 4.1 million are exercisable immediately, and 10.0 million are only exercisable in the event of, and in proportion to, payments made by such Investor under the Guaranty. The 4.1 million Guaranty Warrants were assigned a value of $3.4 million to be amortized as interest over one year. No value was assigned to the remaining Guaranty Warrants. The Guaranty Warrants expire on September 30, 2007.

    In connection with certain amendments to the Additional Credit Facility on October 12, 1999, the maximum amount under the Guaranty and Reimbursement Agreement was increased to $15.0 million and was extended to September 30, 2000 and the Pledge Agreement was revised to, among other things, require Westar LLC to pledge additional collateral to the Additional Lender in the event that loans under the Additional Credit Facility exceed $10.0 million. In September 2000, the Additional Credit Facility was amended to extend its term to September 28, 2001.

    On June 30, 2000, the Lenders and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment includes a support agreement with Westar Funds to provide the capital necessary to enable the Company to meet its EBITDA financial covenant for the quarter ending June 2000 and its minimum fixed charge coverage ratio covenant for the four quarters of fiscal 2001. The Lenders in turn agreed to remove the minimum EBITDA requirement for fiscal 2001 and redefined the minimum fixed charge coverage ratio (detailed below). The Fifth Amendment also confirms an interest rate increase negotiated as part of the Fourth Amendment, increases the borrowing base for the Company until September 2000 to allow the Company to reduce its inventories, at which time it will revert to the borrowing base in the Credit Facility dated September 19, 1997 and also extends the period for the fourth quarter for adding capital to meet financial covenants to ninety days.



--------------------------------------------------------------------------------
                                     Page 11

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


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

     Sale of Series D Preferred Stock and Related Warrants. In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current stockholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock")in an aggregate amount of $5.0 million, along with related warrants to acquire 1.0 million shares of common stock of the Company (the "Related Warrants"). The Related Warrants were valued at $.8 million to be amortized over five years as preferred stock accretion. These warrants expire on September 30, 2007. Proceeds from the sale of Series D Preferred Stock was applied against the Credit Facility. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy, liquidation, dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable into common shares at any time at an initial price equal to $.01 per share. The Related Warrant and the Guaranty Warrants, to the extent exercisable and dilutive, may affect future earnings per share calculations.



     Additional Capital Infusions. The Company did not achieve the cumulative minimum EBITDA financial covenants for the six months ended March 2000 by approximately $1.4 million. As permitted by the Credit Facility, as amended, this shortfall was satisfied by an equity infusion in the amount of the EBITDA shortfall in May 2000. In September 2000, an equity infusion of $1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $0.1 million was required under the Support Agreement to meet the June 2000 EBITDA shortfall. A capital infusion of $2.0 million was made by Westar Funds under the Support Agreement to meet the fixed coverage charge and senior leverage shortfall for the twelve months ended September 2000.



--------------------------------------------------------------------------------
                                    Page 12

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)



NOTE 6. INVENTORIES

     Inventories consist of the following:


                                 December 30,     June 30,
(Dollars in thousands)               2000           2000
                                 ------------   ------------
Finished Goods ...............   $      9,750   $     15,708
Work-in-Process ..............            567          1,604
Raw Materials ................          7,975          8,293
                                 ------------   ------------
     Net Inventories .........   $     18,292   $     25,605
                                 ============   ============

NOTE 7. INCOME TAXES

    The effective tax rate for the three months ended December 30, 2000 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Merger will be recognized as a reduction of income tax expense.

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




--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)


NOTE 9. NET LOSS PER SHARE

     Net loss per share for the three months and six months ended December 30, 2000 and December 31, 1999, respectively, are calculated as follows:

                                           Three Months Ended                 Six Months Ended
                                      ------------------------------    ------------------------------
(IN THOUSANDS EXCEPT PER                 Dec. 30,         Dec. 31,        Dec. 30,         Dec. 31,
SHARE DATA)                                2000             1999            2000             1999
                                      -------------    -------------    -------------    -------------
Net loss attributable to
  common stockholders .............   $      (2,971)   $      (1,126)   $      (8,463)   $      (6,804)
Average shares outstanding
  during the period ...............           3,204            3,155            3,200            3,147
Net loss per share (basic
  and diluted) ....................   $       ( .93)   $        (.36)   $       (2.64)   $       (2.16)



NOTE 10. COMPREHENSIVE INCOME

     For the first three months and six months of fiscal 2001 and 2000, there were no differences between comprehensive income and net income.



--------------------------------------------------------------------------------
                                     Page 14

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Doskocil Manufacturing Company, Inc. (the "Company") is among the leading producers of plastic pet products in the United States. The Company manufactures and markets a broad range of pet products through multiple distribution channels. The following discussion should be read in conjunction with the financial statements and notes for the quarter ended December 30, 2000, included in this report. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

     This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on opinions of management as well as assumptions made from information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these and similar statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements: (i) the Company incurred substantial indebtedness in connection with the consummation of the recapitalization and the Merger, has remained highly leveraged and is currently experiencing a severe liquidity problem; (ii) the Credit Facility as amended, the Additional Credit Facility as amended and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, and the Company is currently in default of a number of covenants under the Credit Facility and the Additional Credit Facility; (iii) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of world wide changes in natural gas and crude oil prices; (iv) a relatively small number of customers account for a significant percentage of the Company's business; (v) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vi) from fiscal 1998 through fiscal 2000, the Company experienced difficulties fulfilling customer orders on a timely basis and may experience such difficulties in the future; (vii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (viii) the Company's results of operations have historically been seasonal; (ix) the Company is highly susceptible to the effect of changes in general economic and business conditions; (x) the Company's competitors may be more successful in introducing new product offerings, (xi) the Company expects sales for fiscal 2001 to be lower than sales for fiscal 2000 and the decline will adversely affect the Company's cash flow from operations and (xii) claims or lawsuits may be brought against the Company, including claims of product liability. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 2000 and the risk factors described there are incorporated herein by reference. The forward-looking statements contained herein also include the statements made under the caption "Outlook" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in implementation of the Company's corrective actions.

OVERVIEW - SECOND QUARTER

     For the quarter, the Company experienced disappointing operating performance with a $2.8 million decline in operating income over the prior year. The Company did not meet management's performance expectations for the second quarter of fiscal 2001 for several reasons, including significantly lower sales volume, higher plastic resin costs, and unabsorbed fixed costs associated with lower production levels required to bring about the significant inventory reductions.



--------------------------------------------------------------------------------
                                     Page 15

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)



     Net sales for the second quarter decreased $3.9 million or 8.4% from the same period of the prior year. This decrease was the result of lower sales in all product categories. This decline is primarily due to increased competition, a general economic slowdown and elimination of customer warehouse stock at the Company's largest customer.

     Cash requirements for working capital (receivables plus inventories less trade payables and accrued liabilities) were $25.2 million, down 21.1% from the same period of the prior year primarily due to a significant decrease in inventory. For the six months ended December 30, 2000, capital expenditures were $1.6 million, down $2.1 million from the same period of the prior year.

     The Company did not achieve the required fixed charge coverage ratio, interest coverage ratio, leverage or senior leverage ratios for the twelve months ended December 2000 by approximately $8.0 million required under the Credit Facility and the Additional Credit Facility. As a result, the Company is currently in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000, as well as other covenants thereunder. The Company has entered into the Limited Forbearance Agreement with the lenders under the Credit Facility and the Additional Credit Facility, effective as of February 14, 2001. Pursuant to the Limited Forbearance Agreement, such lenders have agreed, unless there are further defaults, not to exercise rights and remedies available to them with respect to the defaults described above prior to July 1, 2001, other than their right to block payments in respect of the Subordinated Notes and their rights under the Support Agreement. The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to borrowing base and maximum borrowing amount for periods ending on or before January 31, 2001, with such amendment to terminate automatically upon the earliest to occur of (i) any further default, (ii) the $8.0 million capital infusion by the Westar Funds described in the next following paragraph, or (iii) June 30, 2001.

     Under the Support Agreement, the Westar Funds are obligated to make a capital infusion of $8.0 million by February 28, 2001, which capital infusion would cure the current defaults under the Credit Facility and the Additional Credit Facility. The Westar Funds have advised the Company that they intend to pursue discussions with the lenders under the Credit Facility and the Additional Credit Facility, indicating their willingness to make an appropriate additional financial contribution to the Company on or prior to February 28, 2001, but not necessarily under the current terms of the Support Agreement; no assurance can be given that such discussions will result in any such contribution. The failure of the Westar Funds to make the required capital infusion would constitute a further default under the Credit Facility and the Additional Credit Facility. Unless such capital infusion is made by February 28, 2001 or the lenders under the Credit Facility and the Additional Credit Facility agree to extend the forbearance arrangement or waive all defaults, from and after March 1, 2001 such lenders will be entitled to accelerate all amounts payable under such facilities and to pursue their rights in the collateral securing payment of such amounts. Any such acceleration by such lenders would also have the effect of giving the trustee under the indenture relating to the Subordinated Notes and the holders of 25% or more in principal amount of the Subordinated Notes the right to accelerate all amounts payable in respect of the Subordinated Notes. The Company does not have in place any arrangements to refinance or fund its indebtedness under the Credit Facility or the Additional Credit Facility or in respect of the Subordinated Notes upon acceleration.

     In light of the foregoing, the Company is continuing discussions with the Westar Funds and the lenders under the Credit Facility and Additional Credit Facility regarding the defaults under the Credit Facility and the Additional Credit Facility described above and the obligations of Westar Funds under the Support Agreement. However, no assurance can be given with respect to the outcome of such discussions, or the timing thereof.

     Moreover, based on current short-term forecasts, the Company believes it is unlikely it will be in compliance with its financial or other covenants over the next few periods. The Company has engaged the investment banking firm of Chanin Capital Partners to assist in the restructuring of its debt and equity capitalization. This process has only recently begun and, as a result, the Company cannot predict what form of restructuring, if any, may be effected or the timing thereof, or what impact any such restructuring may have on the Company's creditors.

     Due to the uncertainties discussed above, the Company has classified all indebtedness under the Credit Facility, the Additional Credit Facility as a current liability on its balance sheet. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. These financial statements do not include any adjustments to reflect possible future effects on the recoverability and classifications of assets or liabilities, except as disclosed above, that may result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

     NET SALES decreased to $42.6 million in the second quarter of fiscal 2001 from $46.6 million in the comparable period of the prior year, a decrease of $4.0 million. The decrease was primarily the result of increased competition, elimination of customer warehouse stock and a general economic slowdown. For the first six months of fiscal 2001, sales increased $0.8 million from the same period of last year primarily due to the introduction of new products and increased international sales partially offset by increased market competition and elimination of the Company's largest customer's warehouse stock.

     GROSS PROFIT decreased to $14.2 million in the second quarter of fiscal 2001 from $17.4 million in the comparable period of the prior year, a decrease of $3.2 million. As a percentage of net sales, gross margin decreased to 33.4% in the second quarter of fiscal 2001 from 37.5% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was negatively affected by higher material costs, principally plastic resin costs, and lower plant utilization. For the first six months of fiscal 2001, gross profit declined $2.6 million from the same period of the prior year primarily due to higher material costs and lower plant utilization. Gross profit was also negatively affected by lower plant utilization in the fourth quarter of fiscal 2000, the costs of which were included in inventory at June 2000. Such costs have been included in cost of goods sold in the current fiscal year as the inventory was sold. In addition, the Company has continued to operate at a low level of plant utilization in fiscal 2001 to affect inventory reductions. This has resulted in a higher than normal level of fixed costs charged to cost of goods sold.




--------------------------------------------------------------------------------
                                     Page 16

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $11.7 million in the second quarter of fiscal 2001 from $11.3 million in the comparable period of the prior year. As a percentage of net sales, SG&A spending increased to 27.4% in the second quarter of fiscal 2001 from 24.3% in the comparable period of the prior year. The increase was the result of several factors including higher severance costs and executive recruiting fees partially offset by lower outside warehousing and salary costs.

     IMPAIRMENT OF LONG LIVED ASSETS during the second quarter of fiscal 2000 includes $0.8 million charge to write off certain molds due to an SKU reduction.

     OTHER INCOME for the first six months of fiscal 2000 includes a $0.4 million gain on the sale of the Indianapolis facility.

     INTEREST EXPENSE decreased to $5.0 million in the second quarter of fiscal 2001 from $6.1 million in the comparable period of the prior year. The decrease is primarily due to $0.6 million lower non-cash amortization of deferred financing costs related to the 4.1 million of Guaranty Warrants and lower borrowing on the Revolving Credit Facilities. Interest expense in the six month period ending December 30, 2000 was approximately the same as the comparable period of the prior year with higher non-cash amortization of deferred financing costs offset by lower fees related to new credit agreements.

     PROVISION FOR INCOME TAXES for the three months ended December 30, 2000 and December 31,1999, respectively, was $0.0 million, due to a net operating loss generated during the period for which a valuation allowance has been provided. The tax benefit associated with the net operating loss has been offset by a valuation allowance. The balance sheets dated June 30, 2000 and December 30, 2000 include a valuation allowance of approximately $13.4 million and $16.8 million, respectively, for deferred tax assets.

     NET LOSS for the quarter ended December 30, 2000 was $2.5 million compared to a net loss of $0.7 million for the comparable period of the prior year. Net loss for the six months ended December 2000 was $7.5 million compared to $6.2 million in the same period of the prior year. The change in net loss primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Total debt outstanding at December 30, 2000 decreased by $6.9 million from June 30, 2000, due to normal recurring debt payments and repayments on the Revolving Credit Facility and the Additional Credit Facility. Total outstanding debt is comprised of bank borrowings of $93.1 million, Subordinated Notes of $85.0 million and capital leases of $1.1 million. At December 30, 2000, the bank borrowings were comprised of a Term Loan Facility of $65.1 million, a Revolving Credit Facility of $24.7 million and an Additional Credit Facility of $15.0 million, of which $23.0 million was outstanding under the Revolving Credit Facility and $5.0 million was outstanding under the Additional Credit Facility. The Additional Credit Facility is guaranteed by certain shareholders. Note 4 to the Financial Statements contained herein outlines the terms and conditions of the Subordinated Notes. At December 30, 2000, the Company had $10.0 million of availability on the Additional Credit Facility and no availability on the Revolving Credit Facility. At December 30, 2000, the Company was $2.3 million over the allowed borrowing on the Revolving Credit Facility which was subsequently repaid in January 2001.

     Because half of the Company's outstanding borrowings at December 30, 2000


--------------------------------------------------------------------------------
                                     Page 17

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

and the additional availability from the Revolving Credit Facility and the Additional Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at December 30, 2000, was 10.4%.

     Assuming the Company has sufficient cash available, management would expect to incur capital expenditures for the fiscal year ending June 30, 2001 of approximately $5.5 million relating to machinery, molds and information systems.

     The Company's highly leveraged financial condition, as well as the possible reactions of customers, employees and suppliers to publicity regarding the Company's potential liquidity needs, makes it extremely difficult to predict the Company's actual liquidity needs. In addition to ordinary working capital and capital expenditure needs, the Company has substantial debt service obligations, including a $4.3 million interest payment on the Subordinated
Notes that is due March 15, 2001. As of the date of this report, the Company has no access to additional borrowings under the Revolving Credit Facility or the Additional Credit Facility, and, absent the $8.0 million capital infusion by the Westar Funds pursuant to the Support Agreement, the Company's available cash resources, which, as of the date of this report, consist solely of cash generated through operations, will not be sufficient to enable the Company to make the March 15, 2001 interest payment on the Subordinated Notes.

     The Company is continuing discussions with the Westar Funds and the lenders under the Credit Facility and the Additional Credit Facility regarding the defaults under the Credit Facility and the Additional Credit Facility described above and the obligations of the Westar Funds under the Support Agreement. However, no assurance can be given as to the outcome of such discussions, or the timing thereof. In addition, the Company, with the assistance of Chanin Capital Partners, is pursuing a consensual restructuring of its debt and equity capitalization, which might include a restructuring through bankruptcy proceedings. As noted above, this process has only recently begun and, as a result, the Company cannot predict what form of restructuring, if any, may be effected or the timing thereof, or what impact any such restructuring may have on the Company's creditors. If the Company is unable to achieve a consensual solution to its liquidity problem, it may be forced to seek protection from its creditors under bankruptcy law.

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

OUTLOOK

     Sales were disappointing in the second quarter and are expected to be lower for fiscal 2001 when compared to fiscal 2000. This decline is due to several factors including increased competition, elimination of customer warehouse stock and a general overall decline in the economy. In addition, sales are being negatively affected by the limited number of new products being offered by the Company.

     Certain costs, such as direct and indirect labor and related overhead spending, continue to be lower than fiscal 2000 levels and management expects that trend to continue. Resin costs have, however, increased in the six months ended December 30, 2000 over the comparable period of the prior year due to higher natural gas and oil prices, and are expected to remain high throughout fiscal 2001.





--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


     Over the past nine months, the Company has increased its manufacturing productivity and, as a result, currently has excess production capacity. During the six months ended December 2000 and continuing through June 2001, the Company has reduced production to draw down its inventories. As a result, the Company has experienced a high level of fixed costs relative to production and such costs have been and will continue to be charged to costs of goods sold. This will continue to negatively impact reported earnings. Manufacturing spending continues to decline from the prior year. Spending for outside manufacturing, in-bound freight and direct labor should also continue to be lower in fiscal 2001.

COMPARISON OF THE SECOND QUARTER AND SIX MONTHS ENDED DECEMBER 30, 2000 AND DECEMBER 31, 1999 EBITDA.

     The following table summarizes the three months and six months ended December 30, 2000 and December 31, 1999, respectively:

                                                       Three Months Ended              Six Months Ended
                                                 -----------------------------   -----------------------------
(DOLLARS IN THOUSANDS)                              Dec. 30,        Dec. 31,        Dec. 30,        Dec. 31,
                                                      2000            1999            2000            1999
                                                 -------------   -------------   -------------   -------------
Pet products .................................   $      39,064   $      41,974   $      74,150   $      72,663
Sporting goods ...............................           2,504           3,451           6,642           7,423
Outside resin sales ..........................           1,060           1,129           3,074           2,955
                                                 -------------   -------------   -------------   -------------
Net sales ....................................          42,628          46,554          83,866          83,041
Cost of goods sold ...........................          28,379          29,110          58,217          54,830
                                                 -------------   -------------   -------------   -------------
     Gross profit ............................          14,249          17,444          25,649          28,211
Selling, general and
     administrative expense ..................          11,673          11,304          22,375          23,276
Impairment of long-lived assets ..............              --             778              --             778
                                                 -------------   -------------   -------------   -------------
     Operating income ........................           2,576           5,362           3,274           4,157
Adjustments:
Depreciation, amortization and impairment
     of long-lived assets.....................           2,826           3,507           5,791           6,123
                                                 -------------   -------------   -------------   -------------
     EBITDA...................................   $       5,402   $       8,869   $       9,065   $      10,280
                                                 =============   =============   =============   =============



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




--------------------------------------------------------------------------------

                      DOSKOCIL MANUFACTURING COMPANY, INC.


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Based on quoted market prices at the date of this filing, the Company's Subordinated Notes were trading in a range of 20-25% of face value.





--------------------------------------------------------------------------------
                                     Page 20

                      DOSKOCIL MANUFACTURING COMPANY, INC.


PART II   OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     The Company has filed suit in District Court in Tarrant County, Texas and an arbitration demand against J.D. Edwards and Grant Thornton in connection with the failed implementation of the OneWorld computer system in 1998. J.D. Edwards developed and licensed the OneWorld software to the Company. Grant Thornton was the expert retained by the Company to implement the software. In this litigation, the Company is claiming damages including licensing fees and other monies paid to J.D. Edwards, the fees paid to Grant Thornton, lost profits and costs incurred because of the failed implementation. J.D. Edwards and Grant Thornton have filed counterclaims. J.D. Edwards alleges it is owed amounts outstanding for certain services provided to the Company. Grant Thornton claims that the Company should be liable for lost profits, damage to reputation and attorney's fees allegedly incurred by Grant Thornton as a result of the Company's filing of suit against Grant Thornton. The counterclaims do not allege a dollar amount sought. J.D. Edwards and Grant Thornton have denied the Company's claims and asserted various defenses.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K:

     No reports were filed on Form 8-K during the quarter for which this report is filed.





--------------------------------------------------------------------------------
                                     Page 21

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

                                        DOSKOCIL MANUFACTURING COMPANY, INC
                                        (Registrant)

    Date:  February 20, 2001            /s/ Larry E. Rembold
                                        -----------------------------------
                                        Larry E. Rembold
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


    Date:  February 20, 2001            /s/ David P. Laporte
                                        -----------------------------------
                                        David P. Laporte
                                        Corporate Controller and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)



--------------------------------------------------------------------------------
                                     Page 22