Form 10-Q/A
period 2000-12-30
DOSKOCIL MANUFACTURING CO INC
filed 2001-04-18
CIK 1046628

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                SEC FORM 10-Q/A
                               (Amendment No. 1)
                         QUARTER ENDED DECEMBER 30, 2000

                                EXPLANATORY NOTE

         This Form 10-Q/A (Amendment No. 1) amends and restates Items 1 and 2 of
Part I of the Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2000 (the "Form 10-Q") as previously filed by Doskocil Manufacturing Company, Inc. (the "Company") with the Securities and Exchange Commission (the "SEC"). The amendments herein are intended to clarify certain disclosures contained in the Form 10-Q regarding the rights and obligations of certain Westar Capital entities with respect to certain defaults under the Company's senior credit facilities. See Note 1 to the unaudited financial statements included in Item 1 of Part 1 below and "Overview-Second Quarter" and "Liquidity and Capital Resources" in Item 2 of Part I below. The amendments to the Form 10-Q effected hereby do not, and are not intended to, update the Form 10-Q to reflect developments since it was filed with the SEC on February 20, 2001. In this regard, reference is made to the additional reports that have been filed by the Company with the SEC under the Securities Exchange Act of 1934, as amended, subsequent to February 20, 2001.

                                      INDEX


PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                      Statements of Operations.............................   3

                      Balance Sheets.......................................   4

                      Statements of Cash Flows.............................   5

                      Notes to Financial Statements........................   6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS..........  15

SIGNATURES.................................................................  20



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

    The Company is highly leveraged and has relied upon debt financing and additional equity infusions to provide for working capital and certain capital expenditures. The Company's ability to meet its financial covenant requirements under the Credit Facility and the Additional Credit Facility (as such terms are defined in Note 5 below) and its debt amortization requirements under the Term Loan Facility (as defined in Note 5 below) has been significantly impaired as a result of the difficulties experienced since September 1997. As described in
Note 5 below, the Company has obtained a series of amendments to the Credit Facility and the Additional Credit Facility in order to avoid defaults as a result of its failure to meet such requirements. The Company did not achieve the fixed charge coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility for the twelve months ended December 2000 by approximately $8.0 million. As a result, the Company is currently in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000, as well as other covenants thereunder. The Company has entered into a limited forbearance agreement with the lenders under the Credit Facility and the Additional Credit Facility, effective as of February 14, 2001 (the "Limited Forbearance Agreement"). Pursuant to the Limited Forbearance Agreement, such lenders have agreed, unless there are further defaults, not to exercise rights and remedies available to them with respect to the defaults described above prior to July 1, 2001, other than their right to block payments in respect of the Subordinated Notes (as defined in Note 5 below) and their rights under the Support Agreement (as defined in Note 5 below). The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amount, with such amendment to terminate automatically upon the earliest to occur of (i) any further default,
(ii) the making of the $4.6 million capital infusion required to be made by the Westar Funds (as defined in Note 5 below) under the Support Agreement as described in the following paragraph or (iii) June 30, 2001.

    Under the Credit Facility, Westar (as defined in Note 4 below) may, but is not obligated to, cure the financial covenant defaults described above by making an $8.0 capital infusion by February 28, 2001. Under the Support Agreement, the Westar Funds are obligated to make a $4.6 million capital infusion by February 28, 2001. (For a description of the Support Agreement, see Note 5 below.) The Westar Funds have advised the Company that they intend to pursue discussions with the lenders under the Credit Facility indicating their willingness to make an appropriate additional financial contribution to the Company on or prior to February 28, 2001, but not necessarily under the current terms of the Support Agreement; no assurance can be given that such discussions will result in any such contribution. The failure of the Westar Funds to make the required $4.6 million capital infusion would constitute a further default under the Credit Facility and the Additional Credit Facility. Unless such capital infusion is made by February 28, 2001 or the lenders under the Credit Facility and the Additional Credit Facility agree to extend the forbearance arrangement or waive all defaults, from and after March 1, 2001 such lenders will be entitled to accelerate all amounts payable under such facilities and to pursue their rights in the collateral securing payment of such amounts. Any such acceleration by such lenders would also have the effect of giving the trustee under the indenture relating to the Subordinated Notes and the holders of 25% or more in principal amount of the Subordinated Notes the right to accelerate all amounts payable in respect of the Subordinated Notes. The Company does not have in place any arrangements to refinance or fund its indebtedness under the Credit Facility or the Additional Credit Facility or in respect of the Subordinated Notes upon acceleration.

    The Company has substantial debt service obligations, including a $4.3 million interest payment on the Subordinated Notes that is due on March 15, 2001. As of the date of this report, the Company has no access to additional borrowings under the Revolving Credit Facility or the Additional Credit Facility and, absent a substantial capital infusion by the Westar Funds, the Company will not be able to make this interest payment.

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



     Additional Capital Infusions. The Company did not achieve the cumulative minimum EBITDA financial covenants for the six months ended March 2000 by approximately $1.4 million. As permitted by the Credit Facility, as amended, this shortfall was satisfied by an equity infusion in the amount of the EBITDA shortfall in May 2000. In September 2000, an equity infusion of $1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $0.1 million was required under the Support Agreement to meet the June 2000 EBITDA shortfall. A capital infusion of $2.0 million was made by Westar Funds to meet the fixed coverage charge and senior leverage shortfall for the twelve months ended September 2000.



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

     The Company did not achieve the fixed charge coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility for the twelve months ended December 2000 by approximately $8.0 million. As a result, the Company is currently in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000, as well as other covenants thereunder. The Company has entered into the Limited Forbearance Agreement with the lenders under the Credit Facility and the Additional Credit Facility, effective as of February 14, 2001. Pursuant to the Limited Forbearance Agreement, such lenders have agreed, unless there are further defaults, not to exercise rights and remedies available to them with respect to the defaults described above prior to July 1, 2001, other than their right to block payments in respect of the Subordinated Notes and their rights under the Support Agreement. The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to borrowing base and maximum borrowing amount for periods ending on or before January 31, 2001, with such amendment to terminate automatically upon the earliest to occur of (i) any further default, (ii) the making of the $4.6 million capital infusion required to be made by the Westar Funds as described in the next following paragraph, or (iii) June 30, 2001.

     Under the Credit Facility, Westar may, but is not obligated to, cure the financial covenant defaults described above by making an $8.0 capital infusion by February 28, 2001. Under the Support Agreement, the Westar Funds are obligated to make a $4.6 million capital infusion by February 28, 2001. (For a description of the Support Agreement, see Note 5 to the financial statements included in this report.) The Westar Funds have advised the Company that they intend to pursue discussions with the lenders under the Credit Facility and the Additional Credit Facility, indicating their willingness to make an appropriate additional financial contribution to the Company on or prior to February 28, 2001, but not necessarily under the current terms of the Support Agreement; no assurance can be given that such discussions will result in any such contribution. The failure of the Westar Funds to make the required $4.6 million capital infusion would constitute a further default under the Credit Facility and the Additional Credit Facility. Unless such capital infusion is made by February 28, 2001 or the lenders under the Credit Facility and the Additional Credit Facility agree to extend the forbearance arrangement or waive all defaults, from and after March 1, 2001 such lenders will be entitled to accelerate all amounts payable under such facilities and to pursue their rights in the collateral securing payment of such amounts. Any such acceleration by such lenders would also have the effect of giving the trustee under the indenture relating to the Subordinated Notes and the holders of 25% or more in principal amount of the Subordinated Notes the right to accelerate all amounts payable in respect of the Subordinated Notes. The Company does not have in place any arrangements to refinance or fund its indebtedness under the Credit Facility or the Additional Credit Facility or in respect of the Subordinated Notes upon acceleration.

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

     The Company's highly leveraged financial condition, as well as the possible reactions of customers, employees and suppliers to publicity regarding the Company's potential liquidity needs, makes it extremely difficult to predict the Company's actual liquidity needs. In addition to ordinary working capital and capital expenditure needs, the Company has substantial debt service obligations, including a $4.3 million interest payment on the Subordinated
Notes that is due March 15, 2001. As of the date of this report, the Company has no access to additional borrowings under the Revolving Credit Facility or the Additional Credit Facility, and, absent a substantial capital infusion by the Westar Funds, the Company's available cash resources, which, as of the date of this report, consist solely of cash generated through operations, will not be sufficient to enable the Company to make the March 15, 2001 interest payment on the Subordinated Notes.

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

                                        DOSKOCIL MANUFACTURING COMPANY, INC
                                        (Registrant)

    Date:  April 16, 2001               /s/ Larry E. Rembold
                                        -----------------------------------
                                        Larry E. Rembold
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


    Date:  April 16, 2001               /s/ Susan M. Richman
                                        -----------------------------------
                                        Susan M. Richman
                                        Vice President and Chief Financial
                                        Officer



--------------------------------------------------------------------------------
                                     Page 20