Form 10-Q
period 2001-03-31
DOSKOCIL MANUFACTURING CO INC
filed 2001-05-15
CIK 1046628

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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

                                 YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK AT MARCH 31, 2001, WAS 3,233,644.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  SEC FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                      INDEX



PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

              Statements of Operations .................................   3

              Balance Sheets ...........................................   4

              Statements of Cash Flows .................................   5

              Notes to Financial Statements ............................   6


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...................  14

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK ...........................................  20

PART II.      OTHER INFORMATION

    ITEM 2.   LEGAL PROCEEDINGS

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .........................  21

SIGNATURES .............................................................  22


--------------------------------------------------------------------------------
                                     Page 2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            ------------------------      ------------------------
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 MAR 31,       MAR 31,        MAR 31,        MAR 31,
                                                               2001          2000           2001           2000
                                                            ---------      ---------      ---------      ---------
     Net Sales ........................................     $  33,283      $  38,408      $ 117,149      $ 121,449
     Cost of goods sold ...............................        23,204         26,116         81,421         80,946
                                                            ---------      ---------      ---------      ---------
          GROSS PROFIT ................................        10,079         12,292         35,728         40,503
     Selling, general and administrative expense ......        10,472         11,034         32,847         34,310
     Impairment of long-lived assets ..................            --          1,829             --          2,607
                                                            ---------      ---------      ---------      ---------
          OPERATING (LOSS)/INCOME .....................          (393)          (571)         2,881          3,586

     Other (income)expense:
          Net interest expense ........................         4,607          5,671         15,451         16,443
          Other, net ..................................           (12)          (125)           (94)          (558)
                                                            ---------      ---------      ---------      ---------
          NET LOSS ....................................        (4,988)        (6,117)       (12,476)       (12,299)
     Preferred stock accretion ........................            41             41            123             75
     Preferred stock dividends ........................           511            379          1,402            967
                                                            ---------      ---------      ---------      ---------
     NET LOSS ATTRIBUTABLE TO COMMON
     SHAREHOLDERS .....................................     $  (5,540)     $  (6,537)     $ (14,001)     $ (13,341)
                                                            =========      =========      =========      =========
     NET LOSS PER COMMON SHARE(BASIC AND
     DILUTED) .........................................     $   (1.71)     $   (2.07)     $   (4.36)     $   (4.24)
                                                            =========      =========      =========      =========
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .......         3,232          3,155          3,211          3,150
                                                            =========      =========      =========      =========

                             See accompanying notes.



--------------------------------------------------------------------------------
                                     Page 3

                      DOSKOCIL MANUFACTURING COMPANY, INC.
                                 BALANCE SHEETS






                                                                                MARCH 31,       JUNE 30,
                             (DOLLARS IN THOUSANDS)                               2001            2000
                                                                               -----------     ---------
                                                                               (UNAUDITED)
                                                ASSETS
     Current assets:
           Cash and cash equivalents ......................................     $   6,812      $   1,253
           Accounts receivable, less allowance for
             doubtful accounts of $301 and $588 ...........................        13,462         17,189
           Inventories (Note 6) ...........................................        15,363         25,605
           Other current assets ...........................................           908          1,313
                                                                                ---------      ---------
             Total current assets .........................................        36,545         45,360

     Property, plant and equipment, less accumulated
           depreciation of $58,980 and $52,182 ............................        45,084         49,497
     Goodwill .............................................................        47,676         49,036
     Debt issuance costs ..................................................         3,133          4,633
     Other assets (includes $0.8 million due from
           shareholders) ..................................................         2,510          1,825
                                                                                ---------      ---------
           Total assets ...................................................     $ 134,948      $ 150,351
                                                                                =========      =========

                      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

     Current liabilities:
           Accounts payable ...............................................     $   5,896      $   6,890
           Accrued liabilities (includes $1.2 million at
             March 2001 and $1.1 million at June 2000
             due to shareholders) .........................................         4,784          4,187
           Current portion of long-term debt ..............................       148,699         10,116
           Accrued interest ...............................................         4,715          3,311
           Accrued taxes ..................................................           283            411
           Payroll and benefits payable ...................................         3,324          3,212
           Revolving credit facility ......................................        20,621             --
           Additional credit facility .....................................        10,000          8,000
                                                                                ---------      ---------
             Total current liabilities ....................................       198,322         36,127
     Revolving credit facility ............................................            --         24,336
     Long-term debt and capital leases ....................................            --         58,809
     Senior subordinated notes ............................................            --         85,000
                                                                                ---------      ---------
           Total liabilities ..............................................       198,322        204,272

     Commitments and contingencies (Note 8)

     Shareholders' (deficit) equity:
           Preferred stock, no par value: authorized
             2,434,465, none issued or outstanding ........................
           Series B redeemable preferred stock, no par
             value:  authorized shares--10,224,255, none
             issued or outstanding ........................................
           Series C redeemable preferred stock no par
             value:  authorized shares--11,841,280,
             issued and outstanding--9,161,567 ............................         9,161          9,161
           Series D redeemable preferred stock, $100
             liquidation preference, no par value net of
             discount:  authorized shares--500,000,
             issued and outstanding--93,900 at March
             31, 2001 and 63,670 at June 30, 2000 .........................         8,809          5,662
           Warrants to purchase common stock ..............................         4,180          4,180
           Common stock, no par value:  authorized
             shares--15,000,000, issued and outstanding--
             3,233,644 at March 31, 2001; 3,143,644 at June 30, 2000 ......        34,289         34,288
           Accumulated deficit ............................................      (119,813)      (107,212)
                                                                                ---------      ---------
             Total shareholders' deficit ..................................       (63,374)       (53,921)
                                                                                ---------      ---------
           Total liabilities and shareholders' (deficit)
             equity .......................................................     $ 134,948      $ 150,351
                                                                                =========      =========

                             See accompanying notes.

--------------------------------------------------------------------------------
                                     Page 4

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                  NINE MONTHS ENDED
                                                                                ----------------------
                                                                                 MAR 31,       MAR 31,
                      (DOLLARS IN THOUSANDS)                                      2001          2000
                                                                                --------      --------
     OPERATING ACTIVITIES:
          Net Loss ........................................................     $(12,476)     $(12,299)
          Adjustments to reconcile net loss to net cash
               provided by/(used in) operating activities
          Depreciation and amortization ...................................        8,502         8,430
          Amortization of debt issuance costs .............................        1,499         2,092
          Gain on sale of assets ..........................................           (5)         (425)
          Impairment of long-lived assets .................................           --         2,607
          Changes in operating assets and liabilities:
               Accounts Receivable ........................................        3,727         3,017
               Inventories ................................................       10,242          (285)
               Accounts Payable ...........................................         (994)       (1,874)
               Accrued liabilities and other ..............................        1,601        (2,781)
                                                                                --------      --------
               Net cash provided by/(used in) operating
                    activities ............................................       12,096        (1,518)
     INVESTING ACTIVITIES:
          Capital expenditures ............................................       (2,575)       (5,113)
          Net proceeds from sale of assets ................................           21           (33)
          Other ...........................................................           --         3,618
                                                                                --------      --------
               Net cash used in investing
                    activities ............................................       (2,554)       (1,528)
     FINANCING ACTIVITIES:
          Payments on long-term debt ......................................       (4,676)       (8,321)
          Net (payments)/proceeds from revolving credit agreement .........       (3,715)        1,436
          Net (payments)/proceeds from additional credit facility .........        2,000         7,000
          Proceeds from sale of preferred stock ...........................        3,023         5,000
          Other debt payments .............................................         (616)         (373)
          Proceeds from sale of common stock ..............................            1             5
                                                                                --------      --------
               Net cash (used in)/provided by financing
                    activities ............................................       (3,983)        4,747
                                                                                --------      --------
          Net increase in cash and cash equivalents .......................        5,559         1,701
          Cash and cash equivalents at beginning of period ................        1,253           114
                                                                                --------      --------
          Cash and cash equivalents at end of period ......................     $  6,812      $  1,815
                                                                                ========      ========


                             See accompanying notes.

--------------------------------------------------------------------------------
                                     Page 5

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

    In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. Interim results are not based on physical counts of inventory and, therefore, include estimates to arrive at cost of goods sold for the period. Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. Due to the increased number of pet shelters sold during periods of inclement weather, the Company typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

    Recent Developments. In September 1997, the Company consummated a merger with Dogloo, Inc. (See Note 4 below.) Since then, the Company has experienced difficulties related to the integration of manufacturing and shipping operations along with management turnover in key areas, low machine efficiency and the need to outsource certain production, a failed information systems conversion and problems with the subsequent implementation of a new system. These difficulties have caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and liquidity problems. In July 1999, the Company launched a new enterprise resource planning software system which included a new warehouse system. The launch of certain elements of these systems was not successful. Accordingly, the systems were reconfigured and were re-launched in June 2000. Management believes the system is now providing accurate information and processing for invoicing, inventory management, production planning, sales and financial reporting. In addition, the Company has experienced excellent on time deliveries during fiscal 2001.

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

    With respect to the twelve months ended December 30, 2000, the Company did not achieve the fixed charge coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility by various amounts, the largest of which was approximately $8.0 million. As a result, the Company is in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000. In addition, as of February 1, 2001, an additional default existed which occurred when the Company failed to make certain lease payments.

    Effective as of February 14, 2001, the Company entered into a limited forbearance agreement with the lenders under the Credit Facility and the Additional Credit Facility (the "Limited Forbearance Agreement"). Pursuant to the Limited Forbearance Agreement, such lenders agreed that, unless there are further defaults, they would not exercise prior to July 1, 2001, rights and remedies available to them with respect to the defaults described in the immediately preceding paragraph, other than their right to block payments in respect of the Subordinated Notes (as defined in Note 5 below) and their rights under the Support Agreement (as defined in Note 5 below). The Limited Forbearance Agreement also temporarily amended provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amount for periods ending on or before January 31, 2001, with such amendment to terminate automatically upon the earliest to occur of (i) any further default, (ii) the making of the $4.6 million capital infusion required to be made by the Westar


--------------------------------------------------------------------------------
                                     Page 6

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  (UNAUDITED )

Funds (as defined in Note 5 below) on or prior to February 28, 2001, under the Support Agreement, or (iii) June 30, 2001. A further default occurred under the Credit Facility and the Additional Credit Facility when the Westar Funds elected not to make the required $4.6 million capital infusion on or prior to February 28, 2001.

    Effective as of February 28, 2001, the Company entered into an amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that they would not exercise prior to March 13, 2001, rights and remedies available to them in respect of the additional default resulting from the failure of the Westar Funds to make the required $4.6 million capital infusion or any of the other defaults described above.

    Effective as of March 12, 2001, the Company entered into another amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that (i) they would not exercise prior to March 27, 2001, rights and remedies available to them in respect of the defaults described above and (ii) the temporary amendment to the provisions of the Credit Facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before February 28, 2001.

    In addition, on March 12, 2001, as permitted by the terms of the Indenture governing the Subordinated Notes (the "Indenture"), the lenders under the Credit Facility and the Additional Credit Facility delivered to the trustee under the Indenture a written notice of the defaults under the Credit Facility and the Additional Credit Facility, thereby blocking, in accordance with the terms of the Indenture, the ability of the Company to make any payment in respect of the Subordinated Notes. Accordingly, the Company did not make the $4.3 million interest payment on the Subordinated Notes due March 15, 2001.

    Effective as of March 26, 2001, the Company entered into a third amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that (i) they would not exercise prior to April 14, 2001, rights and remedies available to them in respect of the defaults described above or any defaults resulting from the failure to make a scheduled term loan principal payment of $2.3 million due under the Credit Facility on March 31, 2001 and (ii) the temporary amendment to the provisions of the Credit Facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before March 31, 2001.

    On March 31, 2001, as a result of, among other things, the failure of the Westar Funds to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001, the Company was unable to make a scheduled term loan principal payment of $2.3 million then due under the Credit Facility. The failure to make such payment constitutes an event of default under the Credit Facility and the Additional Credit Facility.

    In addition, with respect to the twelve months ended March 31, 2001, the Company did not achieve the fixed coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility for such period by various amounts, the largest of which is approximately $8.4 million. As a result, in addition to the defaults described above, the Company is in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility at March 31, 2001.

    Effective April 13, 2001, the Company entered into a fourth amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that, unless there are further defaults, (i) they would not exercise prior to June 29, 2001, rights and remedies available to them in respect of the defaults described above, any defaults resulting from the event of default under the indenture described below or any defaults resulting from the failure of the Westar Funds to make the capital infusion required to be made by them on or prior to May 30, 2001, as described below or certain other specified defaults and (ii) the temporary amendments to the provisions of the Credit Facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before June 29, 2001.

    Effective as of April 16, 2001, an event of default existed under the Indenture as a result of the failure of the Company to make the

--------------------------------------------------------------------------------
                                     Page 7

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

$4.3 million interest payment that was due on March 15, 2001. As a result of such event of default, the trustee under the Indenture or the holders of 25% in aggregate principal amount of the outstanding Subordinated Notes have the right to accelerate all amounts payable in respect of the Subordinated Notes. Such event of default under the Indenture also constitutes an additional default under the Credit Facility and the Additional Credit Facility.

    As a result of the various defaults under the Credit Facility and the Additional Credit Facility described above, the lenders thereunder are currently entitled to accelerate all amounts payable under such facilities and to pursue their rights in the collateral securing payments of such amounts. The Company does not have in place any arrangements to refinance or fund its indebtedness under the Credit Facility or the Additional Credit Facility or in respect of the Subordinated Notes upon acceleration.

    Based on the Company's current interpretation of the Support Agreement, the Westar Funds are obligated to make a $5.8 million capital infusion on or before May 30, 2001, such amount reflects the failure of the Westar Funds to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001. If the Westar Funds had made such $4.6 million capital infusion on or prior to February 28, 2001, based on the Company's current interpretation of the Support Agreement, the Westar Funds would be obligated to make a $1.2 million capital infusion on or prior to May 30, 2001.

    Based on, among other things, the failure of the Westar Funds to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001, the Company does not currently anticipate that the Westar Funds will make the further capital infusion required to be made by them under the Support Agreement on or prior to May 30, 2001. The Westar Funds have advised the Company that they intend to pursue discussions with the lenders under the Credit Facility and the Additional Credit Facility and are willing to make an appropriate additional financial contribution to the Company, though not necessarily under the current terms of the Support Agreement.

    In light of the foregoing, the Company is continuing discussions with the Westar Funds and the lenders under the Credit Facility and the Additional Credit Facility regarding the defaults under the Credit Facility and the Additional Credit Facility as described above and the obligations of the Westar Funds under the Support Agreement. In addition, the Company and the Westar Funds have initiated discussions with certain holders of Subordinated Notes. No assurance can be given with respect to the outcome of any of these discussions, or the timing thereof.

    The Company has engaged the investment banking firm of Chanin Capital Partners to assist in the restructuring of its debt and equity capitalization, which might include a restructuring through bankruptcy proceedings. This process is ongoing and, as a result, the Company cannot predict what form of restructuring, if any, may be effected or the timing thereof, or what impact any such restructuring may have on the Company's creditors. Included in the Other Asset balance sheet caption is $.8 million of costs incurred to date by the Company related to the possible equity restructuring. These costs will reduce the value of equity issued in conjunction with the proposed restructuring. In the event a restructuring is not completed, these items would be expensed.

    Due to the uncertainties discussed above, the Company has classified all indebtedness under the Credit Facility, the Additional Credit Facility and the Subordinated Notes as a current liability on its balance sheet. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and does not include any adjustments that may be required if the Company is successful with its efforts to recapitalize the Company. These financial statements do not include any adjustments to reflect possible future effects on the recoverability and classifications of assets or liabilities, except as disclosed above, that may result should the Company be unable to continue as a going concern.

    Assuming the Company continues to have access to sufficient working capital, the Company's plan is to grow sales, reduce fixed costs through facility consolidation and continue to improve manufacturing productivity. The Company has lowered manufacturing and operating costs. It expects to lower production costs further with the facility consolidation and other operating cost reductions. In May 2000, construction was completed on a new warehouse that is expected to reduce costs for material handling and outside warehousing. The Company has also negotiated price reductions in non-resin raw materials. Resin material costs are expected to continue to be higher in the short term due to higher natural gas and oil prices.

--------------------------------------------------------------------------------
                                     Page 8

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

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

NOTE 5. LONG TERM DEBT

    Recent Developments. The Company is currently in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000 and March 31, 2001, as well as other covenants thereunder. (See Note 1.) Moreover, based on current short-term forecasts, the Company believes it is unlikely it will be in compliance with its financial or other covenants over the next few periods.

--------------------------------------------------------------------------------
                                     Page 9

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

    Credit Facility. Concurrent with the consummation of the Merger, the Company entered a credit facility (the "Credit Facility") with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $24.7 million revolving credit facility (the "Revolving Credit Facility") and includes a subfacility for swingline borrowings and a sublimit for letters of credit. As of March 31, 2001, the principal amount outstanding on tranche A was $28.8 million, on tranche B was $34.0 million and $20.6 million on the Revolving Credit Facility. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger.

    Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.5% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 4.0% with respect to the tranche B term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 2.0% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.5% with respect to the tranche B term loan facility; provided, however, the interest rates for the Revolving Credit Facility and tranche A term loan are subject to several point reductions in the event the Company meets certain performance targets. Through the Limited Forbearance Agreement, the Company has been notified it will no longer be able to have advances based on LIBOR.

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

    Certain Amendments to the Credit Facility; Additional Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with BankAmerica, N.A. (the "Additional Lender"). The Additional Credit Facility is a senior revolving credit facility. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's existing Credit Facility. Pursuant to an amendment to the Additional Credit Facility executed on October 12, 1999, the maturity of such facility was extended to September 30, 2000 and the maximum amount of borrowings thereunder was increased from $10.0 million to $15.0 million. In September 2000 the lenders amended the Additional Credit Facility to extend its term to September 28, 2001. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.

--------------------------------------------------------------------------------
                                     Page 10

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

    In order to induce the Additional Lender to provide the Additional Credit Facility, the Westar Capital LP and the Westar Capital II LLC (together, the "Westar Funds") have entered into a Continuing Guaranty dated as of August 12, 1999 (the "Guaranty") and a Pledge Agreement dated as of August 12, 1999 (the "Pledge Agreement") pursuant to which, from time to time in the discretion of the Westar Funds, the Westar Funds may guarantee loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital II LLC has pledged $5 million to secure its obligations under the Guaranty. In addition, Twelve D Limited, a limited partnership controlled by Benjamin L. Doskocil, Sr. ("TDL"), has entered into a Reimbursement Agreement dated as of August 12, 1999 (the "Reimbursement Agreement") with the Westar Funds pursuant to which TDL has agreed to reimburse the Westar Funds for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

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

    On June 30, 2000, the Lenders and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment includes a support agreement with Westar Funds to provide the capital necessary to enable the Company to meet its EBITDA financial covenant for the quarter ending June 2000 and its minimum fixed charge coverage ratio covenant for the four quarters of fiscal 2001. The Lenders in turn agreed to remove the minimum EBITDA requirement for fiscal 2001 and redefined the minimum fixed charge coverage ratio (detailed below). The Fifth Amendment also confirms an interest rate increase negotiated as part of the Fourth Amendment, increases the borrowing base for the Company until September 2000 to allow the Company to reduce its inventories, at which time it will revert to the borrowing base in the Credit Facility dated September 19, 1997 and also extends the period for adding capital to meet financial covenants to ninety days for the fourth quarter.

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

--------------------------------------------------------------------------------
                                    Page 11

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)


    Sale of Series D Preferred Stock and Related Warrants. In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current stockholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock")in an aggregate amount of $5.0 million, along with related warrants to acquire 1.0 million shares of common stock of the Company (the "Related Warrants"). The Related Warrants were valued at $0.8 million to be amortized over five years as preferred stock accretion. These warrants expire on September 30, 2007. Proceeds from the sale of Series D Preferred Stock was applied against the Credit Facility. Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy, liquidation, dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. The Related Warrants are exercisable into common shares at any time at an initial price equal to $.01 per share. The Related Warrants and the Guaranty Warrants, to the extent exercisable and dilutive, may affect future earnings per share calculations.

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

NOTE 6. INVENTORIES

    Inventories consist of the following:


                                                    MARCH 31,    JUNE 30,
                    (DOLLARS IN THOUSANDS)            2001         2000
                  ------------------------------    --------     --------
                  Finished Goods ...............     $ 8,328     $15,708
                  Work-in-Process ..............         366       1,604
                  Raw Materials ................       6,669       8,293
                                                     -------     -------
                       Net Inventories .........     $15,363     $25,605
                                                     =======     =======


NOTE 7. INCOME TAXES

    The effective tax rate for the three months and nine months ended March 31, 2001 was 0.0% due to the net operating loss generated for the period, for which a valuation allowance has been provided. As the net operating loss carry forward and net deductible temporary differences which existed at the date of the Merger are realized, the associated tax benefit will reduce goodwill. Realization of net operating losses and deductible temporary differences generated subsequent to the date of the Merger will be recognized as a reduction of income tax expense.

NOTE 8. COMMITMENTS AND CONTINGENCIES

    Various claims and lawsuits are pending against the Company. In the opinion of the Company's management, the potential loss on all claims will not be significant to the Company's financial position or results of operations.

    The Company is a party to several purchase commitments for certain inventory requirements.

--------------------------------------------------------------------------------
                                     Page 12

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                   (UNAUDITED)

    The Company is self-insured for medical and dental benefits up to a maximum of $0.1 million per covered individual for its employees and their covered dependents. Medical claims exceeding $0.1 million per covered individual are covered through a private insurance carrier. As of January 1, 2001, the Company moved from a statutory workman's compensation coverage to a self-insurance program. Workman's compensation claims that exceed $.1 million per occurrence are covered through a private insurance carrier.

NOTE 9. NET LOSS PER SHARE

    Net loss per share for the three months and nine months ended March 31, 2001 and March 31, 2000, respectively, are calculated as follows:




                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                -----------------------      -----------------------
              (IN THOUSANDS EXCEPT PER                          MARCH 31,     MARCH 31,      MARCH 31,     MARCH 31,
                     SHARE DATA)                                   2001         2000           2001          2000
              ------------------------                          --------      --------      --------      --------
          Net loss attributable to common stockholders .....     $ (5,540)     $ (6,537)     $(14,001)     $(13,341)
          Average shares outstanding during the period .....        3,232         3,155         3,211         3,150
          Net loss per share (basic and diluted) ...........     $  (1.71)     $  (2.07)     $  (4.36)     $  (4.24)

NOTE 10. COMPREHENSIVE INCOME

    For the three months and nine months ended March of fiscal years 2001 and 2000, there were no differences between comprehensive income and net income.


--------------------------------------------------------------------------------
                                    Page 13

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Doskocil Manufacturing Company, Inc. (the "Company") is among the leading producers of plastic pet products in the United States. The Company manufactures and markets a broad range of pet products through multiple distribution channels. The following discussion should be read in conjunction with the financial statements and notes for the quarter ended March 31, 2001, included in this report. Additional information is contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

    This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on opinions of management as well as assumptions made from information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these and similar statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements: (i) the Company incurred substantial indebtedness in connection with the consummation of the recapitalization and the Merger, has remained highly leveraged and is currently experiencing a severe liquidity problem; (ii) the Credit Facility as amended, the Additional Credit Facility as amended and the Subordinated Notes contain numerous restrictive covenants which limit the discretion of the Company's management with respect to certain business matters, and the Company is currently in default of a number of covenants under the Credit Facility, the Additional Credit Facility and the Subordinated Notes; (iii) the prices for the Company's principal raw material, plastic resin, may fluctuate as a result of world wide changes in natural gas and crude oil prices; (iv) a relatively small number of customers account for a significant percentage of the Company's business; (v) the Company relies heavily on trademarks, patents and licenses to protect the proprietary nature of its products; (vi) from fiscal 1998 through fiscal 2000, the Company experienced difficulties fulfilling customer orders on a timely basis and may experience such difficulties in the future; (vii) consumer preferences may change and the Company may fail to adequately anticipate such changes; (viii) the Company's results of operations have historically been seasonal; (ix) the Company is highly susceptible to the effect of changes in general economic and business conditions; (x) the Company's competitors may be more successful in introducing new product offerings, (xi) the Company expects sales for fiscal 2001 to be lower than sales for fiscal 2000 and the decline will adversely affect the Company's cash flow from operations and (xii) claims or lawsuits may be brought against the Company, including claims of product liability or workman's compensation. The potential adverse impact on the Company of these and other risks is discussed in more detail in the Company's report on Form 10-K for the year ended June 30, 2000 and the risk factors described there are incorporated herein by reference. The forward-looking statements contained herein also include the statements made under the caption "Outlook" regarding steps being taken by the Company to improve its operations, as well as statements in "Liquidity and Capital Resources." There is no assurance that the steps being taken will adequately address the difficulties experienced or that delays will not occur in implementation of the Company's corrective actions.

OVERVIEW - THIRD QUARTER

    For the quarter, the Company experienced lower operating performance when compared with the prior year. The Company did not meet management's performance expectations for the third quarter of fiscal 2001 for several reasons, including significantly lower sales volume, higher plastic resin costs, and unabsorbed fixed costs associated with lower production levels required to bring about the significant inventory reductions.

    Net sales for the third quarter decreased $5.1 million or 13.3% from the same period of the prior year. This decrease was the result of lower sales in all product categories. This decline is primarily due to increased competition, a general economic slowdown and an inventory reduction at a key customer.

    Cash requirements for working capital (receivables plus inventories less trade payables and accrued liabilities) were $18.1 million, down 46.6% from the same period of the prior year primarily due to a significant decrease in inventory. For the nine months ended March 31, 2001, capital expenditures were $2.6 million, down $2.5 million from the same period of the prior year primarily due to lower spending on systems issues.

--------------------------------------------------------------------------------
                                     Page 14

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

    With respect to the twelve months ended December 30, 2000, the Company did not achieve the fixed charge coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility by various amounts, the largest of which was approximately $8.0 million. As a result, the Company is in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000. In addition, as of February 1, 2001, an additional default existed when the Company failed to make certain lease payments.

    Effective as of February 14, 2001, the Company entered into the Limited Forbearance Agreement with the lenders under the Credit Facility and the Additional Credit Facility. Pursuant to the Limited Forbearance Agreement, such lenders agreed that, unless there are further defaults, they would not exercise prior to July 1, 2001, rights and remedies available to them with respect to the defaults described in the immediately preceding paragraph, other than their right to block payments in respect of the Subordinated Notes and their rights under the Support Agreement. The Limited Forbearance Agreement also temporarily amended provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amount for periods ending on or before January 31, 2001, with such amendment to terminate automatically upon the earliest to occur of (i) any further default, (ii) the making of the $4.6 million capital infusion required to be made by the Westar Funds on or prior to February 28, 2001, under the Support Agreement, or (iii) June 30, 2001. A further default occurred under the Credit Facility and the Additional Credit Facility when the Westar Funds elected not to make the required $4.6 million capital infusion on or prior to February 28, 2001.

    Effective as of February 28, 2001, the Company entered into an amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that they would not exercise prior to March 13, 2001, rights and remedies available to them in respect of the additional default resulting from the failure of the Westar Funds to make the required $4.6 million capital infusion or any of the other defaults described above.

    Effective as of March 12, 2001, the Company entered into another amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that (i) they would not exercise prior to March 27, 2001, rights and remedies available to them in respect of the defaults described above and (ii) the temporary amendment to the provisions of the Credit Facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before February 28, 2001.

    In addition, on March 12, 2001, as permitted by the terms of the Indenture governing the Subordinated Notes (the "Indenture"), the lenders under the Credit Facility and the Additional Credit Facility delivered to the trustee under the Indenture a written notice of the defaults under the Credit Facility and the Additional Credit Facility, thereby blocking, in accordance with the terms of the Indenture, the ability of the Company to make any payment in respect of the Subordinated Notes. Accordingly, the Company did not make the $4.3 million interest payment on the Subordinated Notes due March 15, 2001.

    Effective as of March 26, 2001, the Company entered into a third amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that (i) they would not exercise prior to April 14, 2001, rights and remedies available to them in respect of the defaults described above or any defaults resulting from the failure to make a scheduled term loan principal payment of $2.3 million due under the Credit Facility on March 31, 2001 and (ii) the temporary amendment to the provisions of the Credit Facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before March 31, 2001.

--------------------------------------------------------------------------------
                                    Page 15

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

    On March 31, 2001, as a result of, among other things, the failure of the Westar Funds to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001, the Company was unable to make a scheduled term loan principal payment of $2.3 million then due under the Credit Facility. The failure to make such payment constitutes an event of default under the Credit Facility and the Additional Credit Facility.

    In addition, with respect to the twelve months ended March 31, 2001, the Company did not achieve the fixed coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility for such period by various amounts, the largest of which is approximately $8.4 million. As a result, in addition to the defaults described above, the Company is in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility at March 31, 2001.

    Effective April 13, 2001, the Company entered into a fourth amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that, unless there are further defaults, (i) they would not exercise prior to June 29, 2001, rights and remedies available to them in respect of the defaults described above, any defaults resulting from the event of default under the indenture described below or any defaults resulting from the failure of the Westar Funds to make the capital infusion required to be made by them on or prior to May 30, 2001, as described below or certain other specified defaults and (ii) the temporary amendments to the provisions of the credit facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before June 29, 2001.

    Effective as of April 16, 2001, an event of default existed under the Indenture as a result of the failure of the Company to make the $4.3 million interest payment that was due on March 15, 2001. As a result of such event of default, the trustee under the Indenture or the holders of 25% in aggregate principal amount of the outstanding Subordinated Notes have the right to accelerate all amounts payable in respect of the Subordinated Notes. Such event of default under the Indenture also constitutes an additional default under the Credit Facility and the Additional Credit Facility.

    As a result of the various defaults under the Credit Facility and the Additional Credit Facility described above, the lenders thereunder are currently entitled to accelerate all amounts payable under such facilities and to pursue their rights in the collateral securing payments of such amounts. The Company does not have in place any arrangements to refinance or fund its indebtedness under the Credit Facility or the Additional Credit Facility or in respect of the Subordinated Notes upon acceleration.

    Based on the Company's current interpretation of the Support Agreement, the Westar Funds are obligated to make a $5.8 million capital infusion on or before May 30, 2001 which amount reflects the failure of the Westar Funds to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001. If the Westar Funds had made such $4.6 million capital infusion on or prior to February 28, 2001, based on the Company's current interpretation of the Support Agreement, the Westar Funds would be obligated to make a $1.2 million capital infusion on or prior to May 30, 2001.

    Based on, among other things, the failure of the Westar Funds to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001, the Company does not currently anticipate that the Westar Funds will make the further capital infusion required to be made by them under the Support Agreement on or prior to May 30, 2001. The Westar Funds have advised the Company that they intend to pursue discussions with the lenders under the Credit Facility and the Additional Credit Facility and are willing to make an appropriate additional financial contribution to the Company, though not necessarily under the current terms of the Support Agreement.

    In light of the foregoing, the Company is continuing discussions with the Westar Funds and the lenders under the Credit Facility and the Additional Credit Facility regarding the defaults under the Credit Facility and the Additional Credit Facility as described above and the obligations of the Westar Funds under the Support Agreement. In addition, the Company and the Westar Funds have initiated discussions with certain holders of Subordinated Notes. No assurance can be given with respect to the outcome of any of these discussions, or the timing thereof.

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

--------------------------------------------------------------------------------
                                     Page 16

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

    Due to the uncertainties discussed above, the Company has classified all indebtedness under the Credit Facility, the Additional Credit Facility and the Subordinated Notes as a current liability on its balance sheet. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. These financial statements do not include any adjustments to reflect possible future effects on the recoverability and classifications of assets or liabilities, except as disclosed above, that may result should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS

    NET SALES decreased to $33.3 million in the third quarter of fiscal 2001 from $38.4 million in the comparable period of the prior year, a decrease of $5.1 million. The decrease was primarily the result of increased competition, a general economic slowdown and a key customer with an inventory reduction initiative. For the first nine months of fiscal 2001, sales decreased $4.3 million from the same period of last year primarily due to increased market competition, the elimination of the Company's largest customer's warehouse stock and other inventory reduction measures at other key customers.

    GROSS PROFIT decreased to $10.1 million in the third quarter of fiscal 2001 from $12.3 million in the comparable period of the prior year, a decrease of $2.2 million. As a percentage of net sales, gross margin decreased to 30.3% in the third quarter of fiscal 2001 from 32.0% in the comparable period of the prior year. The Company's gross profit as a percentage of net sales was negatively affected by higher material costs, principally plastic resin costs, and lower plant utilization. For the first nine months of fiscal 2001, gross profit declined $4.8 million from the same period of the prior year primarily due to higher material costs and lower plant utilization. As a percentage of net sales, gross margin decreased to 30.5% in the first nine months of fiscal 2001, down from 33.3% in the same period of fiscal 2000. Gross profit was also negatively affected by lower plant utilization in the fourth quarter of fiscal 2000, the costs of which were included in inventory at June 2000. Such costs have been included in cost of goods sold in the current fiscal year as the inventory was sold. In addition, the Company has continued to operate at a low level of plant utilization in fiscal 2001 to affect inventory reductions while achieving record-level order fill rates and on-time delivery. This has resulted in a higher than normal level of fixed costs charged to cost of goods sold.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to $10.5 million in the third quarter of fiscal 2001 from $11.0 million in the comparable period of the prior year. The decrease was the result of several factors including lower freight costs, outside warehousing and contract labor costs somewhat offset by higher management and professional fees. As a percentage of net sales, SG&A spending increased to 31.5% in the third quarter of fiscal 2001 from 28.7% in the comparable period of the prior year. For the first nine months ended March 31, 2001 SG&A expenses decreased to $32.8 million, down 4.3% from the same period of the prior year. As a percentage of net sales, SG&A spending decreased to 28.0% for the first nine months of the fiscal 2001 from 28.3% for the first nine months of fiscal 2000. This decrease is primarily due to lower freight and commission expense and outside warehousing costs somewhat offset by higher management and professional fees and severance costs.

    IMPAIRMENT OF LONG LIVED ASSETS during the third quarter of fiscal 2000 includes $1.8 million of costs related to the fast-forward ERP and warehousing systems implementation in July 1999 which had minimal future benefit. For the nine months ended March 2000, impairment also includes a $0.8 million charge to write-off certain molds due to an SKU reduction.

    OTHER INCOME for the first nine months of fiscal 2000 includes a $0.4 million gain on the sale of the Indianapolis facility.

    INTEREST EXPENSE decreased to $4.6 million in the third quarter of fiscal 2001 from $5.7 million in the comparable period of the prior year. The decrease is primarily due to $0.9 million lower non-cash amortization of deferred financing costs related to the 4.1 million of Guaranty Warrants and lower debt balances. Interest expense for the nine month period ending March 31, 2001 was lower than the comparable period of the prior year with lower non-cash amortization of deferred financing costs, lower fees related to new credit agreements and lower debt balances somewhat offset by higher interest rates.

--------------------------------------------------------------------------------
                                    Page 17

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)


    PROVISION FOR INCOME TAXES for the three months ended March 31, 2001 and 2000, respectively, was $0.0 million, due to a net operating loss generated during the period for which a valuation allowance has been provided. The tax benefit associated with the net operating loss has been offset by a valuation allowance. The balance sheets dated June 30, 2000 and March 31, 2001 include a valuation allowance of approximately $13.4 million and $18.6 million, respectively, for deferred tax assets.

    NET LOSS for the quarter ended March 31, 2001 was $5.0 million compared to a net loss of $6.1 million for the comparable period of the prior year. Net loss for the nine months ended March 2001 was $12.5 million compared to $12.3 million in the same period of the prior year. The change in net loss primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Total debt outstanding at March 31, 2001 decreased by $6.9 million from June 30, 2000, due to normal recurring debt payments and repayments on the Revolving Credit Facility and the Additional Credit Facility. Total outstanding debt is comprised of bank borrowings of $93.4 million, Subordinated Notes of $85.0 million and capital leases of $0.9 million. At March 31, 2001, the bank borrowings were comprised of a Term Loan Facility of $62.8 million, a Revolving Credit Facility of $24.7 million and an Additional Credit Facility of $15.0 million, of which $20.6 million was outstanding under the Revolving Credit Facility and $10.0 million was outstanding under the Additional Credit Facility. The Additional Credit Facility is guaranteed by certain shareholders. Note 4 to the Financial Statements included elsewhere in this report outlines the terms and conditions of the Subordinated Notes. At March 31, 2001, the Company had $5.0 million of availability on the Additional Credit Facility and no availability on the Revolving Credit Facility. In the event the loans under the Additional Credit Facility exceed $10.0 million, it is necessary for the Westar Funds to pledge additional collateral. At March 31, 2001, the Company was $1.6 million over the allowed borrowing on the Revolving Credit Facility.

    Because half of the Company's outstanding borrowings at March 31, 2001 and the additional availability from the Revolving Credit Facility and the Additional Credit Facility are at floating interest rates, the Company is subject to interest rate volatility. The weighted average interest rate on all floating rate borrowings at March 31, 2001 was 9.5%.

    Assuming the Company continues to have sufficient cash available for capital expenditures, management would expect to incur capital expenditures for the fiscal year ending June 30, 2001 of approximately $4.0 million relating to machinery, molds and information systems.

    The Company's highly leveraged financial condition, as well as the possible reactions of customers, employees and suppliers to publicity regarding the Company's potential liquidity needs, makes it extremely difficult to predict the Company's actual liquidity needs. In addition to ordinary working capital and capital expenditure needs, the Company has substantial debt service obligations. As of the date of this report, the Company has no access to additional borrowings under the Revolving Credit Facility or the Additional Credit Facility without additional collateral from the Westar Funds.

    The Company is continuing discussions with the Westar Funds and the lenders under the Credit Facility and the Additional Credit Facility regarding the defaults under the Credit Facility and the Additional Credit Facility described above and the obligations of the Westar Funds under the Support Agreement. In addition, the Company and the Westar Funds have initiated discussions with certain holders of Subordinated Notes. No assurance can be given as to the outcome of any of these discussions, or the timing thereof. In addition, the Company, with the assistance of Chanin Capital Partners, is pursuing a consensual restructuring of its debt and equity capitalization, which might include a restructuring through bankruptcy proceedings. As noted above, the Company cannot predict what form of restructuring, if any, may be effected or the timing thereof, or what impact any such restructuring may have on the Company's creditors. If the Company is unable to achieve a consensual solution to its liquidity problem, it may be forced to seek protection from its creditors under bankruptcy law.

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

--------------------------------------------------------------------------------
                                     Page 18

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)

OUTLOOK

    Sales were disappointing in the second and third quarters and are expected to be lower for fiscal 2001 when compared to fiscal 2000. This decline is due to several factors including increased competition, elimination of customer warehouse stock and a general overall decline in the economy. The Company believes that key customers have completed their inventory reductions. In addition, sales are being negatively effected by the limited number of new products being offered by the Company. During the past three months, the Company has reinvigorated its' marketing, product development and sales leadership team with the hiring of a new Executive Vice President and two new Vice Presidents of Sales and Product Development. In addition, the Company added a new Chief Financial Officer.

    Certain costs, such as direct and indirect labor and related overhead spending, continue to be lower than fiscal 2000 levels and management expects that trend to continue. Resin costs have, however, increased in the nine months ended March 31, 2001 over the comparable period of the prior year due to higher natural gas and oil prices, and are expected to remain high throughout fiscal 2001.

    Over the past twelve months, the Company has increased its manufacturing productivity and, as a result, currently has excess production capacity. During the nine months ended March, 2001 and continuing through June, 2001, the Company has reduced production to draw down its inventories. As a result, the Company has experienced a high level of fixed costs relative to production and such costs have been and will continue to be charged to costs of goods sold as items are sold. This will continue to negatively impact reported earnings. Manufacturing spending continues to decline from the prior year. Spending for outside manufacturing, in-bound freight and direct labor should also continue to be lower in fiscal 2001 when compared to fiscal 2000. In addition, the Company expects to continue with record-level order fill rates and on-time delivery performance.

COMPARISON OF THE THIRD QUARTER AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000 EBITDA.

    The following table summarizes EBITDA for the three months and nine months ended March 31, 2001 and 2000, respectively:



                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           ------------------------    -----------------------
                      (DOLLARS IN THOUSANDS)               MARCH 31,      MARCH 31,    MARCH 31,     MARCH 31,
                                                             2001           2000         2001          2000
                                                           ---------      ---------    ---------     --------
          Pet products ................................     $ 29,555      $ 32,873      $103,705     $105,536
          Sporting goods ..............................        2,532         3,182         9,174       10,605
          Outside resin sales .........................        1,196         2,353         4,270        5,308
                                                            --------      --------      --------     --------
          Net sales ...................................       33,283        38,408       117,149      121,449
          Cost of goods sold ..........................       23,204        26,116        81,421       80,946
                                                            --------      --------      --------     --------
               Gross profit ...........................       10,079        12,292        35,728       40,503
          Selling, general and
               administrative expense .................       10,472        11,034        32,847       34,310
          Impairment of long-lived assets .............           --         1,829            --        2,607
                                                            --------      --------      --------     --------
               Operating (loss)/income ................         (393)         (571)        2,881        3,586
          Adjustments:
          Depreciation, amortization and impairment
               of long-lived assets ...................        2,711         4,914         8,502       11,036
                                                            --------      --------      --------     --------
               EBITDA .................................     $  2,318      $  4,343      $ 11,383     $ 14,622
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

--------------------------------------------------------------------------------
                                    Page 19

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Based on quoted market prices at the date of this filing, the Subordinated Notes were trading in a range of 10-15% of face value. As a result of the failure of the Company to make the $4.3 million interest payment that was due in respect of the Subordinated Notes on March 15, 2001 the market for the Subordinated Notes has become more limited.

--------------------------------------------------------------------------------
                                    Page 20

                      DOSKOCIL MANUFACTURING COMPANY, INC.

PART II   OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

     The Company has filed suit in District Court in Tarrant County, Texas and an arbitration demand against J.D. Edwards and Grant Thornton in connection with the failed implementation of the OneWorld computer system in 1998. J.D. Edwards developed and licensed the OneWorld software to the Company. Grant Thornton was the expert retained by the Company to implement the software. In this litigation, the Company is claiming damages including licensing fees and other monies paid to J.D. Edwards, fees paid to Grant Thornton, lost profits and costs incurred because of the failed implementation. J.D. Edwards and Grant Thornton have filed counterclaims. J.D. Edwards alleges it is owed amounts outstanding for certain services provided to the Company. Grant Thornton claims that the Company should be liable for lost profits, damage to reputation and attorney's fees allegedly incurred by Grant Thornton as a result of the Company's filing of suit against Grant Thornton. The counterclaims do not allege a dollar amount sought. J.D. Edwards and Grant Thornton have denied the Company's claims and asserted various defenses. By agreement between the Company and Grant Thornton, the claims pertaining to Grant Thornton will be decided in court.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 10.1    Fourth Amendment to the Limited Forbearance Agreement

(b) Reports on Form 8-K:

    Form 8-K dated February 28, 2001 reported under Item 5, "Other Events", the announcement of an amendment to the Limited Forbearance Agreement.

    Form 8-K dated March 13, 2001 reported under Item 5, "Other Events", the announcement of the second amendment to the Limited Forbearance Agreement.

    Form 8-K dated March 26, 2001 reported under Item 5, "Other Events", the announcement of the third amendment to the Limited Forbearance Agreement.

    Form 8-K/A dated February 28, 2001 reported under Item 5, "Other Events", to clarify certain disclosures regarding the obligations of certain Westar Capital entities to make capital contributions to the Company.


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

                              DOSKOCIL MANUFACTURING COMPANY, INC (Registrant)

    Date:  May 15, 2001       /s/ Larry E. Rembold
                              -----------------------------
                              Larry E. Rembold
                              President and
                              Chief Executive Officer
                              (Principal Executive Officer)


    Date:  May 15, 2001       /s/ Susan M. Richman
                              -----------------------------
                              Susan M. Richman
                              Vice President and
                              Chief Financial Officer
                              (Principal Accounting Officer)

--------------------------------------------------------------------------------

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
  10.1         Fourth Amendment to the Limited Forebearance Agreement