Form 10-K
period 2001-06-30
DOSKOCIL MANUFACTURING CO INC
filed 2001-09-28
CIK 1046628

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



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]*

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

     As of August 31, 2001 there were 3,263,644 shares outstanding of the Registrant's no par value Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
Introduction and Note On Forward Looking Statements...................    2

                                   PART I
Item 1.   Business....................................................    4
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7a.  Quantitative and Qualitative Disclosure About Market Risk...   25
Item 8.   Financial Statements........................................   25
Item 9.   Changes in and Disagreements With Accountants On Accounting
          and Financial Disclosure....................................   25

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules and Reports On
          Form 8-K....................................................   35

     On September 19, 1997, Doskocil Manufacturing Company, Inc., acquired Dogloo, Inc., pursuant to a merger whereby Dogloo was merged with and into Doskocil (the "Merger") on that same date. The Company (as defined below) is now controlled by an investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates, including Westar Capital L.P., a California limited partnership (Westar LP), Westar Capital II, L.L.C., a Delaware limited liability company ("Westar LLC" and, together with Westar LP, "Westar") and HBI Financial, Inc., a Washington corporation ("HBI") (collectively, the "Westar Funds").

     The term "Doskocil", as used herein refers to Doskocil Manufacturing Company, Inc., and Spectrum Polymers, Ltd., prior to giving effect to the Merger. The term "Dogloo" refers to Dogloo, Inc., prior to giving effect to the Merger and the term "Company" refers to the combined entity comprised of Doskocil and Dogloo. The term "combined Company" refers to a combined presentation of certain historical results of Doskocil and Dogloo, which has been shown for comparison purposes only. References to "combined" results of the two companies indicate an historical view of the combined companies and are presented for comparison purposes only.

                           FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains certain forward-looking statements and information relating to the Company that is based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements are principally contained in the sections on "Business" and "Management's Discussions and Analysis of Financial Condition and Results of Operations" and include, without limitation, the Company's expectation and estimates as to the Company's business operations including, but not limited to, the Company's market position, product introduction, raw material processing, brand strategy, information systems, manufacturing integration, customer order fulfillment, demand forecasting, production scheduling, SKU reduction, warehouse management, labor and freight costs, and future financial performance, including growth in net sales and earnings, cash flows from operations, capital expenditures and the sale of assets. These statements typically contain words such as "anticipates," "believes," "estimates," "expects" or similar words indicating that future outcomes are uncertain.

     In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the risks related to the business described in this report. See "Business-Risks Related to the Business." In addition to factors that may be described in this report, the following factors, among others, could cause the actual results to differ materially from those expressed in any forward-looking statements made by the Company:

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

     - the inability of the Company to meet the financial covenants applicable to the Company under its credit and debt agreements (See "Risk Factors Related to the Business -- Highly Leveraged" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources");

     - the inability of the company to effect its proposed restructuring on favorable terms (See "Risk Factors Related to the Business -- Restrictive Covenants and Asset Encumbrances Under the Credit Facility, the Additional Credit Facility and Indenture"); and

     - the price and availability of raw materials used by the company.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a Texas corporation. Executive offices are located at 4209 Barnett Boulevard, Arlington, Texas 76017.

     The Company is the leading producer of plastic pet products in the United States. The Company manufactures and markets a broad range of plastic products, including pet products such as pet carriers, pet shelters, feeding and watering systems, cat products and pet bedding, and sporting goods cases through multiple distribution channels. The Company's products are sold to a wide variety of retailers, including specialty pet superstores, mass merchandisers, food and drug stores, hardware stores, wholesale clubs, home centers, farm and agricultural stores and distributors that sell to independent pet stores. Key customers include WAL*MART, PETsMART, Kmart, PETCO, Albertsons, Bass Pro Shops, SAM'S CLUB and Costco. The Company's Vari Kennel(R), Sky Kennel(R), Pet Porter(R), Pet Taxi(R), and Kennel Cab(R) brand names for pet carriers are widely known and continue to enjoy increasing use in the transportation and indoor training of pets. The Company's Gun Guard(R) brand (firearm and archery cases) and Golf Guard(R) brand (golf travel cases) are similarly well recognized in the sporting goods market. The Company's numerous styles and sizes of pet shelters include the brand names Dogloo(R), Indigo(R), Ruff Hauz(R), Animal Hauz(R), Baux'r(R) and Brik Hauz(R). These shelters are made from structural foam plastic, which provides exceptional durability and insulation relative to other types of plastic or wooden pet shelters.

     The following table summarizes the combined net sales of the Company by type for the periods presented:

                                                       YEAR ENDED
                                  ----------------------------------------------------
                                  JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                    2001       2000       1999       1998       1997
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Pet products....................  $132,810   $134,323   $138,764   $130,863   $126,776
Sporting goods and other........    11,866     13,857     15,046     16,148     12,880
Tackle and hardware(1)..........        --         --      3,945      6,717     16,549
Outside resin sales.............     4,990      8,085     10,919      5,370      4,478
                                  --------   --------   --------   --------   --------
Combined net sales..............  $149,666   $156,265   $168,674   $159,098   $160,683
                                  ========   ========   ========   ========   ========

---------------

(1) Tackle and hardware product lines were sold in 1999.

     The Company's pet products are marketed under the Petmate(R) brand name umbrella. This branding strategy, adopted in fiscal 1999, facilitated product line restructuring, rationalization and consolidation. Product line restructuring reduced the number of pet product SKUs from a pre-Merger total of more than 1,100 SKUs to approximately 450 SKUs. This reduction in SKUs aided in the Company's recovery from manufacturing and fulfillment difficulties in late calendar 1998, 1999, and 2000, and has reduced the Company's operational complexity going forward. As the company has gained further control over its operations, it is now aggressively launching new products into the marketplace in both the pet and sport markets. The Company's continuing capacity to launch new products depends on the success of its proposed financial restructuring (See "Notes to Financial Statements -- Note 6").

HISTORY OF DOSKOCIL AND DOGLOO

  DOSKOCIL

     Doskocil began manufacturing wooden and wire pet carriers in the early 1960's. In 1972, Doskocil purchased its first injection-molding machine and began manufacturing plastic pet carriers, quickly becoming the primary supplier to the domestic airline market. Subsequently, Doskocil expanded into the portable firearms case market and became a principal supplier of both pet carriers and firearm cases to the airline industry. Building on its success with the airline industry (which is now a small component of the Company's overall business) and using the flexibility of the injection molding manufacturing process, Doskocil began to target the consumer market directly during the 1970's. In 1993, Doskocil acquired the pet products division (consisting primarily of pet carriers and pet shelters) of Contico, Inc., through an asset purchase. In 1994, Doskocil purchased the Woodstream product line, consisting primarily of firearm cases and fishing products, from Ekco Canada, Inc., and Ekco Group, Inc. As of May 1999, the Company sold its interest in the tackle box and hardware products to permit the Company to sharpen its focus on its remaining core business products.

  DOGLOO

     On September 19, 1997, Doskocil Manufacturing Company, Inc. acquired Dogloo, Inc. pursuant to a merger whereby Dogloo was merged with and into Doskocil (the "Merger"). Dogloo designed and produced the first igloo-shaped pet shelters in 1987, initially marketing to local pet retailers in Southern California. Throughout the next four years, Dogloo increased its product offerings by building various sizes of the igloo-shaped pet shelter and adding designs to its product line. Distribution was expanded in 1989 when the first sales were made to Sam's Club and national distribution of Dogloo products began. Prior to 1993, Dogloo offered only one line of pet shelters and outsourced all production. Due to production problems experienced by Dogloo's suppliers in 1992 and 1993, Dogloo management decided to begin manufacturing structural foam products. Accordingly, Dogloo began to manufacture and distribute its own products in 1994 in a new facility constructed in Indianapolis, Indiana. Dogloo purchased five structural foam-molding machines in order to commence manufacturing operations. The distribution facility was later expanded with the addition of approximately 108,000 square feet and a sixth structural foam molding machine. Dogloo introduced a pet carrier line in 1994 for which production was outsourced.

PET PRODUCTS INDUSTRY AND COMPETITION

     The Company estimates that the United States market for plastic pet shelters in fiscal 2001 totaled approximately 1.5 million units. The Company believes that important sources of ongoing pet shelter sales are the birth or purchase of new dogs, the replacement of wooden shelters and family lifestyle changes such as a new home or child. The Company estimates that 60% to 70% of the pet shelters in use are wooden. The Company's research also indicates that plastic shelters have largely replaced wooden pet shelters in retail stores. The Company believes that demand for its plastic pet shelters will increase over time as wood shelters currently in use are replaced with plastic shelters.

     The Company estimates that the United States market for plastic pet carriers in fiscal 2001 totaled approximately 4.4 million units. The American Pet Products Manufacturers Association National Pet Owners Survey for 2001-2002 indicates that 43% of dog owners owned either a kennel cage or a pet carrier. The same survey indicated that 57% of cat owners, up from 56% in 1996, owned pet carriers. The Company believes that pet carrier purchases will continue to increase due to the growing market awareness of the need for pet carriers to safely transport pets, facilitate indoor training of dogs, and the ongoing consumer transition from wire to plastic carriers.

     The market for the Company's products is highly competitive. The Company competes with a number of smaller, privately held companies and certain public companies, some of which have greater name/brand recognition, larger customer bases and/or significantly greater financial resources than the Company. Among the companies against which the Company competes in the pet shelter category are Stylette, Blitz, TFH, Pet Zone and Gracious Living. The Company competes in the pet carrier category against Stylette, Kennel-Aire, TFH, Marchioro, and Blitz. There are no substantial regulatory or other barriers to entry of new competitors into the Company's market. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the current and future competitive pressures faced by the Company will not adversely affect its profitability or financial performance. Sales of pet products can be dependent upon discretionary consumer spending, which may be affected by general economic conditions, as well as continued interest in pet ownership. A decrease in consumer spending on pet products or a reduction in pet ownership could have an adverse effect on the Company's financial position, business, operating results and cash flows.

BUSINESS STRATEGY

     The Company's strategic objectives are to further enhance its position among the leading manufacturers and marketers of plastic pet products in the United States and to continue its expansion internationally. The Company will seek to grow its business and maintain its competitive position by (1) building brand recognition with consumers, (2) accelerating new product development and innovation, (3) becoming a low cost producer, (4) providing the best customer service and fulfillment for its customers and (5) becoming a global manufacturer and marketer in its core product lines. The Company remains committed to this strategy for the long-term. Over the short-term, the Company will focus its efforts on growing sales, reducing fixed costs and improving manufacturing productivity. The Company will seek to leverage its competitive strengths to accomplish the following objectives:

     Capitalize on Brand Image. The Company expects to strengthen its market leading position by continuing to develop the Petmate(R) brand in the pet marketplace, and the Gun Guard(R), and Golf Guard(R) brands in the sporting goods marketplace. Brand development will be focused on both the retail trade and consumers. Packaging is being enhanced. Emphasis on merchandising is being dramatically expanded to improve presence at the point of sale. The Company believes an updated Internet website for both pet and sport products will improve customer awareness. Promotions are becoming a more integral part of the overall plan. In addition, the Company has embarked upon a grass roots marketing effort directed toward professional trainers and veterinarians. Public relations will continue to be a focus in the future.

     Continue to Introduce New Products in Order to Fuel Growth. The Company is committed to continued product development within its current product categories and the creation of innovative new product categories. The Company has launched a new disciplined product development process to aid in managing the flow of new product efforts. The Company launched over 150 new products to the trade in the last half of fiscal 2001, many of which will be shipping in the first half of fiscal 2002. Others will begin shipping in the second half of fiscal 2002. The Company expects increased revenue in fiscal 2002 and beyond as a result of the new product efforts.

     Low Cost Producer. Spectrum, the Company's vertically integrated plastic resin compounding facility, together with the Company's resin compounding experience, enables the Company to produce plastic resins using a significantly reduced proportion of prime resins, while achieving raw material specifications which meet or exceed the Company's product and manufacturing requirements. The Company's principal raw materials are various plastic resins, which are either "prime" resins purchased from petrochemical producers or blends of prime resins and recycled materials purchased from third-party suppliers or produced by the Company. The Company uses a mixture of prime resins and recycled materials to produce plastic resins.

     The Company is investing in new molds and equipment that lower cycle times, down time and costs. It has reduced inventory levels and streamlined the manufacturing process, which has lead to increased efficiency and lower working capital requirements.

     Build a World Class Customer Service/Fulfillment Organization. The Company believes customer service has been a critical factor in its success in the marketplace and its ability to compete. This will continue to be important in the short-term as well as the long-term. The Company is committed to continuing the development of its customer service and fulfillment operations. By enhancing its talent base and training, and improving systems and processes, the Company hopes to develop the customer service/fulfillment operation into a strategic competitive advantage. The Company is investing in people and systems to maintain its strength in this area. During fiscal 1999 and 2000, the Company experienced shipping and invoicing problems. (See "Risk Factors Related to the Business -- Problems with Implementation of Computer Systems"). The Company is now consistently meeting customer requirements, shipping orders complete and on time.

     Part of customer service is providing superior order fulfillment capabilities to its customers. The Company believes its investment in fulfillment systems and facilities is a barrier to entry to other potential competitors. These capabilities include electronic data interchanging of orders and invoices, advanced shipping notifications, cross docking and other functions designed to provide low cost logistics services to its customers.

     Exploit International Growth Opportunities. While international sales represented approximately 7.7% of the Company's net sales in fiscal 2001, management believes that the international markets, especially Europe, Japan and Latin America represent a significant growth opportunity. The international expansion of U.S. retailers is also expected to provide a significant opportunity for the Company to increase international sales. During fiscal 1999, the Company began limited manufacturing in Europe using a contract molder to run existing Company molds. During fiscal 2000 and 2001, the Company expanded its production by sending additional molds to Europe.

PRODUCTS

     The Company produces and markets a broad range of products, including pet carriers, plastic pet shelters, wire kennels, cat litter boxes, feeding and watering bowls, gravity waterers/feeders, cat toys and cat furniture and a variety of pet bedding products. The Company also manufactures a variety of products for the sporting goods market, including plastic cases for pistols, shotguns and archery bows, and plastic cases for the golf industry. The Company recently entered the security market with its introduction of a line of Gun Vault security safes.

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

     The Company believes its plastic pet carriers are superior to cardboard and wire carriers and have made wooden carriers obsolete. Plastic pet carriers are durable, yet lightweight, and provide superior protection for the animals while maintaining a clean environment outside of the carrier. In addition to being used for transportation, pet carriers have enjoyed increasing consumer acceptance for the indoor training of pets.

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

     Other Pet Products. Today, the Company produces and markets additional products including wire kennels and a full line of cat litter boxes including litter pans; litter pan and rim sets; and hooded litter pans. The watering and feeding category includes a full line-up of water and food bowls for pets including gravity waterers and feeders. The Company's feeding and watering systems offer multiple day feeding and watering solutions for pets in the absence of their owner. Additional pet products include a wide variety of cat toys and cat furniture and a vast array of pet bedding products. Management believes the breadth of the Company's entire pet product line represents the most complete assortment of durable dog and cat products in the industry.

     Sporting Goods Cases. The Company sells three sporting goods product lines with over 50 different SKUs, which gives the Company a significant presence in this market. The Company is one of the leading manufacturers and suppliers of hard-sided firearm cases, bow cases and golf cases in the United States and has substantial market share in each of its product lines. Management believes the Company's Gun Guard(R) cases are known for their high quality. The Company believes it is the leading producer of hard-sided firearm cases in the United States. Because of its rugged outer shell, management believes the Golf Guard(R) travel case is superior to soft cases, which can rip, stain and show dirt. In addition, the Golf Guard(R) case has built-in padlock tabs, bail latches and dual wheels.

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

     The Company markets its products domestically and internationally. The Company's international distribution includes Europe, Canada, Latin America, Japan, Australia and the Pacific Rim.

CUSTOMERS

     The Company distributes its products through a broad distribution network of retailers. The primary distribution channels include specialty pet superstores, mass merchandisers, food and drug stores, hardware stores, wholesale clubs, home centers, farm and agricultural stores and distributors that sell to independent pet stores.

     In the years ended June 30, 2001, 2000 and 1999, the Company's largest customer, WAL*MART, accounted for 27%, 22% and 17%, respectively, of the Company's net sales. Sales to the Company's second largest customer, PETsMART, accounted for approximately 13%, 12% and 13%, respectively, of net sales during such periods. The Company's ten largest customers accounted for, in the aggregate, approximately 58%, 57% and 53%, respectively, of net sales during such periods. The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     As management believes is typical in the pet and sporting goods industries, the Company does not have long-term or exclusive contracts with any of its customers. Sales to customers and purchases from suppliers are generally made pursuant to purchase orders.

     Because of operational problems encountered in fiscal 1999 and 2000, the Company streamlined its customer base. The reduction in the number of direct accounts allowed the Company to focus on larger customers and larger order minimums. The streamlining program attempted to move certain smaller customers to buy from the Company's distributor partners to ensure that they would be serviced effectively. During fiscal 2000, the Company implemented a streamlining strategy that significantly reduced both the direct customer base and SKUs by approximately 55% and 20%, respectively.

RAW MATERIALS

     The Company's principal raw materials are various plastic resins, which are either "prime" resin purchased from petrochemical producers or blends of prime resins and recycled materials purchased from third-party suppliers or produced by the Company. The plastic resins used by the Company are produced from petrochemical intermediates, derived from petroleum extracts. The main resins historically utilized by the Company are high density polyethylene ("HDPE"), which the Company has used to manufacture its line of pet shelters, and polypropylene ("PP"), which the Company has used to manufacture its pet carriers and other plastic products. In manufacturing many products, including pet shelters, formulations of PP can be substituted for HDPE. To a lesser extent, the Company utilizes other raw materials such as steel, specialty chemicals (including nitrogen, impact modifiers, blowing agents, antioxidants and ultraviolet stabilizers), carbon black, synthetic fibers, natural rubbers, polyethylene, colorants, components of polyester/cotton fabrics, polyurethane foam and PVC vinyl.

     The Company's Spectrum facility and its resin compounding expertise enable the Company to produce plastic resins using a significantly reduced proportion of prime resins while achieving raw material specifications which meet or exceed the Company's product and manufacturing specifications.

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

PATENTS AND TRADEMARKS

     During fiscal 1998 the Company developed and initiated a strategy to consolidate brands within the pet product area. During fiscal 1999, the Company brought its' entire pet business under the Petmate(R) umbrella. This branding strategy facilitated the Company's restructuring, rationalization and consolidation of its product line. The Company also initiated a program to secure rights to the Petmate(R) name in all significant foreign markets. Trademarked brands include Vari Kennel(R), Sky Kennel(R), Petmate(R), Pet Taxi(R), Kennel Cab(R), Furrarri(R) and Innovator(R) in pet products; Ruff Hauz(R), Brik Hauz(R), Dogloo II(R), Indigo(R) and Animal Hauz(R) in pet shelters; Gun Guard(R) firearm and archery cases, Camera Guard(R) camera cases and Golf Guard(R) golf travel cases.

     The current registrations of the Company's trademarks in the United States and foreign countries are effective for varying periods of time, and may be renewed periodically provided the Company, as the registered owner, and its licensees, where applicable, comply with all applicable laws. The Company also has several U.S. utility and design patents and several patent applications pending. The Company is not aware of any material challenge to the ownership by the Company of its major trademarks or patents. The Company believes it benefits from its intellectual property and intends to defend its exclusive use of such property against infringement by third parties, although the company cannot predict success in defending its intellectual property rights (see
"Business -- Risk Factors Related to the Business -- Reliance on Trademark, Patent and Proprietary Information").

SEASONALITY

     The business and results of operations of the Company are seasonal. The Company experiences increased sales of pet shelters during the quarters ending in September and December as retailers build inventories in anticipation of cold weather. With regard to other products, pet carriers and firearm cases have usually been the sales leaders in the quarter ending in June, and sales of other pet products and firearm cases are normally promoted and are higher in the quarters ending in September and December.

EMPLOYEES

     The total number of active employees at June 30, 2001 was 902, of which 113 were classified as temporary. The Company hires a significant number of temporary employees to assist in production during times of peak customer demand. None of the Company's employees are represented by labor unions. The Company considers its relationship with its employees to be good.

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

RISK FACTORS RELATED TO THE BUSINESS

     Highly Leveraged. The Company incurred substantial indebtedness in connection with the Merger and has remained highly leveraged since that time. As of June 30, 2001, the Company had total indebtedness of approximately $176.9 million. The degree to which the Company is leveraged could have important consequences to the Company's equity and debt holders, including:

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

     - the Company may be more vulnerable to economic downturns and more limited in its ability to withstand competitive pressures than its competitors that are not as highly leveraged.

     The Company's ability to make scheduled payments of principal or interest or refinance its indebtedness will depend on the banks' and the noteholders' willingness to waive existing and future defaults and the Company's future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond its control. There can be no assurance that the Company's business will generate cash flow at or above required levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, it may be required to refinance all or a portion of its indebtedness or to obtain additional financing or to dispose of material assets or operations. The Credit Facility, the Additional Credit Facility and the Company's 10 1/8% Senior Subordinated Notes due 2007 (the "Subordinated Notes") restrict the Company's ability to sell assets and/or use the proceeds therefrom. There can be no assurance any such refinancing or asset sales would be possible under the Company's debt instruments existing at such time, the proceeds which the Company could realize from such refinancing or asset sales would be sufficient to meet the Company's obligations then due or any additional financing could be obtained.

     Restrictive Covenants and Asset Encumbrances Under the Credit Facility, the Additional Credit Facility and Indenture. The Credit Facility, the Additional Credit Facility and the Subordinated Notes contain numerous restrictive covenants, which limit the discretion of Company management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to pay dividends or make other restricted payments, to make investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The amended Credit Facility and the Additional Credit Facility also contain a number of financial covenants that require the Company to meet certain financial ratios and tests. These tests include an amended minimum fixed coverage ratio, a minimum interest coverage ratio, a maximum leverage ratio and a minimum EBITDA provision (only prior to and including June 2000) and provide that a "change of control" will constitute an event of default.

     As is normally the case in credit relationships, a failure to comply with the covenants contained in the amended Credit Facility, the Additional Credit Facility or the Subordinated Notes, if not cured or waived, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that contain cross-acceleration or cross-default provisions. In addition, the obligations of the Company under the amended Credit Facility are secured by substantially all of the assets of the Company. Amounts outstanding under the Additional Credit Facility are secured by liens in certain equipment and other property of the Company that are junior in lien priority to the lien securing the Company's Credit Facility. Since December 2000, the Company has incurred multiple defaults, including payment defaults, under the Credit Facility and the Additional Credit Facility and such defaults continue to exist. As a result of these defaults, the lenders under the Credit Facility and the Additional Credit Facility could accelerate all amounts payable under the Credit Facility and the Additional Credit Facility and pursue their rights in the collateral securing payments of such amounts. However, pursuant to an amended and restated limited forbearance agreement, dated as of June 29, 2001, between the Company and the lenders (the "Limited Forbearance Agreement"), the lenders have agreed that, unless there are further defaults, they will not exercise, prior to October 15, 2001, rights and remedies available to them with respect to specified defaults under the Credit Facility and the Additional Credit Facility.

     On March 12, 2001, as permitted by the terms of the Indenture governing the Subordinated Notes (the "Indenture"), the lenders under the Credit Facility and the Additional Credit Facility delivered to the trustee under the Indenture a written notice of the defaults under the Credit Facility and the Additional Credit Facility, thereby blocking, in accordance with the terms of the Indenture, the ability of the Company to make any payment in respect of the Subordinated Notes. Accordingly, the Company has not made scheduled interest payments on the Subordinated Notes due subsequent to March 12, 2001 and is in default under the Indenture. As a result of the default, the trustee under the Indenture or the holders of 25% in aggregate principal amount of the outstanding Subordinated Notes have the right to accelerate all amounts payable in respect of the Subordinated Notes. If the holders of the Subordinated Notes accelerate those amounts, the bank lenders must be paid in full before the note holders receive any payment. If the Company is obligated to repay all or a significant portion of its indebtedness, there can be no assurance the Company would have sufficient cash to do so, or that the Company could successfully refinance such indebtedness. Other indebtedness the Company may incur in the future may contain financial or other covenants as or more restrictive than those contained in the Credit Facility or the Subordinated Notes.

     In light of the foregoing, in January 2001 the Company initiated discussions with Westar and the lenders under the Credit Facility and the Additional Credit Facility. Subsequently, the Company and Westar also initiated discussions with an ad hoc committee comprised of holders of a majority of the Subordinated Notes. As a result of these discussions, the Company has reached agreements in principle with Westar, its lead bank lender and the ad-hoc committee for an overall financial restructuring of the Company (the "Restructuring").

     The agreements in principle are subject to definitive documentation and approval by the entire bank group, the holders of Subordinated Notes and Westar. The Company intends to complete the Restructuring by the end of calendar year 2001; however, no assurance can be given that the Restructuring will be completed or as to the actual timing or terms thereof. If the Company is unable to effect the Restructuring on favorable terms, the Company's ability to achieve its business objectives and growth plans could be materially adversely affected.

     Risks Related to the Prepackaged Plan of Reorganization under Chapter
11. If the Restructuring cannot be effectuated through an out-of-court transaction, the Company intends to file a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. However, the Company cannot ensure that it will be able to effect the Restructuring pursuant to a prepackaged plan of reorganization. If the Company does not receive sufficient acceptances to seek confirmation of the prepackaged plan or if the Bankruptcy Court does not confirm the prepackaged plan, the Company may be forced to consider all alternatives available, including implementation of an alternative restructuring plan outside of bankruptcy, or the commencement or continuation of a Chapter 11 case without a pre-approved plan of reorganization.

     As compared to the prepackaged plan, a non-prepackaged Chapter 11 case would likely be lengthier, involve more contested issues with creditors and other parties in interest, and result in significantly increased Chapter 11 administrative expenses, a negative impact on cash flow due to weakened trade and customer relations, and a corresponding reduction in the consideration received by holders of unsecured or under-secured claims.

     If a Chapter 11 bankruptcy case (prepackaged or otherwise) were filed, the Company would be subject to restrictions on the conduct of its business. During the pendency of the case, the Company would operate its business as debtor-in-possession pursuant to the bankruptcy code and would be required to obtain the approval of the bankruptcy court prior to engaging in any transaction outside the ordinary course of business. In connection with any such approval, creditors and other parties in interest may raise objections to such approval and may appear and be heard at any hearing with respect to such approval. The Bankruptcy Court also has the authority to oversee and exert control over the Company's ordinary course of operations.

     If a Chapter 11 bankruptcy case (prepackaged or otherwise) is filed, the Company would incur significant professional fees and other restructuring costs, which may adversely affect the Company's ability to meet future cash requirements. If cash flows are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures or seek additional financing. Any pending Chapter 11 case may limit the Company's access to additional financing.

     If a restructuring is achieved through a Chapter 11 bankruptcy filing, the Company could exclude from taxable income Cancellation of Debt ("COD") income equal to the amount of debt that is discharged in bankruptcy. The Company believes that it would utilize all of its net operating loss carry forwards to offset the COD income. If the Company utilizes its net operating loss carry forwards for this purpose, it will most likely increase the amount of income taxes the Company will pay in the future. An increase in future income taxes may impair the Company's ability to generate sufficient working capital to support other business objectives.

     Under certain circumstances the Company could be required to utilize other tax attributes including adjusting the basis in depreciable and amortizable assets. If these circumstances materialize, the Company would have less tax depreciation and amortization available to offset future taxable income and thereby incur higher rates of income tax than it would have if these attributes were not used to offset COD income.

     If a restructuring is achieved through an out of court settlement as opposed to a Chapter 11 bankruptcy filing, the tax consequences would be similar to those described above. However, the amount of COD income that may be excluded from taxable income would be limited to the amount of the Company's insolvency. This limitation could cause the Company to incur additional tax expense if the debt is discharged in an out of court settlement as compared to Chapter 11 bankruptcy.

     Ability to Attract Personnel. The Company believes that its future success will be highly dependent upon its ability to attract and retain skilled managers and other personnel. While it has experienced no problems to date, if a Chapter 11 case were filed, the Company may have added difficulty attracting such personnel in the future.

     Risks Related to the Company's Continuing as a "Going Concern". The Company's consolidated financial statements included elsewhere in this Annual Report have been prepared assuming the Company will continue as a "going concern." The Company's ability to continue as a "going concern" may be adversely affected by the failure to implement the Restructuring or the Company's filing of a Chapter 11 case, and is dependent upon, among other things, confirmation of any such plan of reorganization, the Company's ability to comply with the terms of any DIP facility agreement entered into in connection with the case and the Company's ability to generate sufficient cash from operations and financing arrangements to meet its obligations. If the "going concern" basis was not appropriate for the Company's consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

     Substantial Effort by Management. The Company's senior management may be required to expend a substantial amount of time and effort effecting the Restructuring, which could have a disruptive impact on management's ability to focus on the operation of the Company's business.

     Risks Related to the Company's Leases. Of the Company's leased space, approximately 47% of its manufacturing facilities and 25% of its warehouse space are leased pursuant to month-to-month lease arrangements. In addition, the Company is in default under leases covering approximately 42% of its manufacturing facilities and 20% of its office/warehouse space. If the landlord were to terminate those leases or, in the case of the month-to-month leases, significantly increase rental rates, the Company may be unable to relocate to comparable facilities on acceptable terms or at all within the periods permitted by those leases.

     Problems with Implementation of Computer Systems. In October 1998, the Company experienced complications with and abandoned its attempted implementation of a new manufacturing, distribution and financial hardware and software system. This and other factors led to the Company's difficulties described above in fulfilling certain customer orders on time. In fiscal 1999 and in fiscal 2000, the Company experienced other complications with its computer systems. In July 1999, the Company commenced the rapid implementation of a standard set up of an enterprise resource planning ("ERP") software system and a warehouse management system. The Company has experienced problems with these systems and found it necessary to have the standard set-up modified to address the Company's specific needs. Certain elements of these systems were reconfigured and re-launched in June 2000. The Company believes its new system as modified adequately serves its needs. Failure of the system similar to the failures experienced in fiscal 1999 and 2000 could have an adverse effect on the Company's customer relations and adversely affect the Company's financial position, results of operations and cash flow.

     Seasonality and Quarterly Fluctuations. The business and results of operations of the Company are seasonal. The Company's business and results of operations have historically been seasonal due to the increased number of pet shelters sold during periods of inclement weather and because of the increased number of sporting goods and certain other products sold in anticipation of the spring and fall selling seasons. In order to finance these seasonal variations and resulting inventory and receivable levels, the Company has utilized a revolving line of credit. Due to the defaults existing, there can be no assurances that the Company will be able to finance seasonal variations in its liquidity requirements.

     Dependence on Raw Material Pricing and Availability. The major raw materials used in the manufacturing of the Company's products are various plastic resins and recycled plastic materials, including primarily polypropylene and polyethylene and their derivatives. The plastic resins used by the Company are produced from petrochemical intermediates, which are, in turn, derived from petroleum extracts. Plastic resin prices may fluctuate as a result of worldwide changes in natural gas and crude oil prices and capacity, as well as changes in supply and demand for resin and petrochemical intermediates from which they are produced. Among other industries, the automotive and housing industries are significant users of plastic resin. As a result, significant changes in worldwide capacity and demand in these and other industries may cause significant fluctuations in the prices of plastic resin. In the past, the Company and its individual predecessors have had limited ability to increase product pricing in response to plastic resin price increases. Continued increases in the prices of plastic resins could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

     Concentration of Customers. In fiscal years ended June 30, 2001, 2000, and 1999, the Company's largest customer accounted for 27%, 22% and 17%, respective of net sales, and the Company's ten largest customers accounted for, in the aggregate, approximately 58%, 57% and 53%, respectively, of net sales (see "Business -- Customers"). The loss of, or significant reduction of orders from, any of the Company's major customers could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Reliance on Trademark, Patent and Proprietary Information. The Company's continuing success depends in part on its ability to protect and maintain the proprietary nature of its products through a combination of trademarks, patents, licenses and other proprietary arrangements. The Company intends to protect vigorously the proprietary nature of its products; however monitoring and identifying unauthorized use of the Company's proprietary rights may prove difficult. There can be no assurance the Company's pending trademark or patent applications will be issued or licensed to the Company. If issued or licensed to the Company, there can be no assurance they will be enforceable, provide substantial protection from competition, or be of commercial benefit to the Company, or that the Company will possess the financial resources necessary to enforce or defend any of its trademark and patent rights. Neither can there be any assurance a third party will not violate, or attempt to invalidate, the Company's proprietary rights, possibly forcing the Company to expend substantial legal fees. Successful challenges to certain of the Company's patents or trademarks, particularly the federal configuration trademark relating to its igloo-shaped pet shelter, would materially adversely affect its financial condition, business, operating results and cash flows. There can be no assurance that actions taken by the Company to establish and protect its proprietary rights would be adequate to prevent imitation of its products by others or to prevent others from seeking to block sales of the Company's products as violative of the proprietary rights of others. Moreover, there can be no assurance third parties will not assert infringement claims against the Company in the future. If any of the Company's products are found to infringe upon patents or other third party rights, the Company could be required to obtain a license to continue to manufacture or market such products. There can be no assurance licenses to such patent rights would be made available to the Company on commercially reasonable terms, if at all. If the Company does not obtain such licenses, it could encounter delays while it attempts to redesign these products to avoid infringement, or it could find the manufacture or marketing of these products is not possible. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

     Competition, Limited Market Data and the Susceptibility to Changing Economic Conditions. The Company's products are sold in highly competitive markets. In each of its markets, the Company competes with a significant number of companies of varying sizes on the basis of quality, price, availability and service. Competitive pressures or other factors could cause the Company to lose market share or could result in significant price erosion, either of which could have a material adverse effect upon the Company's financial position, results of operations and cash flows. Some of the Company's competitors have greater ability to expand production capacity and increase research and development expenditures.

     The market data contained herein is based on independent industry publications or the good faith belief of the Company's management. However, such market data cannot be verified with certainty due in part to the unavailability of raw data in certain circumstances and the voluntary nature of the data-gathering process, and estimates may be incorrect, possibly to a material degree. In particular, the Company is not aware of the availability of reliable statistics with respect to specific pet and sporting goods products. Therefore, management's estimates with respect to such specific pet and sporting goods products are based only on the limited data in the public domain and the Company's participation in the pet and sporting goods industries. Accordingly, no assurance can be given as to the accuracy of management's estimates.

     Sales of pet products can be dependent upon discretionary consumer spending, which may be affected by general economic conditions, as well as continued interest in pet ownership. A decrease in consumer spending on pet products or a reduction in pet ownership could have an adverse effect on the Company's financial positions, business, operating results and cash flows.

     Controlling Shareholder. As of August 31, 2001, the Westar Funds owned approximately 83% of the outstanding shares of Company Common Stock. As a result, the Westar Funds have the ability to elect the board of directors of the Company, to approve or disapprove of other matters requiring shareholder approval and to effectively control the affairs and policies of the Company.

AVAILABLE INFORMATION

     Doskocil Manufacturing Company, Inc. electronically files Form 10K's, Form 10Q's and Form 8K's with the Securities and Exchange Commission ("SEC"). This information may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, which can be accessed at http://www.sec.gov. You may also receive a copy of such filings by contacting the Company's Chief Financial Officer at 4209 Barnett Blvd., Arlington, Texas 76017.

ITEM 2.  PROPERTIES

     The location and general character of principal manufacturing facilities are described below. The plants and facilities have been constructed or acquired over a period of years and vary in age and operating efficiency.

     The Company leases manufacturing, warehouse and office facilities in Arlington, Texas, and manufacturing facilities in Mansfield, Texas pursuant to leases, some of which are month-to-month. (See "Business -- Risk Factors Related to the Business -- Risks Related to the Company's Leases.") All of these facilities are leased from Mr. Doskocil, a director (see "Certain Relationships and Related Transactions"). From time to time, the Company also leases other outside warehousing facilities to meet seasonal and customer demand. At June 30, 2001, the Company had no additional outside warehousing leased. The Company plans to consolidate certain office and warehouse facilities in the coming year, in order to effect logistical and cost-saving objectives while increasing efficiency and production.

     The approximate size and location of the Company's significant facilities are summarized below:

                                                      SIZE                     NUMBER OF
MANUFACTURING, WAREHOUSE AND OFFICE:                (SQ. FT.)   OWNED/LEASED   EMPLOYEES
------------------------------------                ---------   ------------   ---------
Arlington, Texas..................................  1,321,246      Leased         818
Mansfield, Texas..................................     53,350      Leased          84
                                                    ---------                     ---
  Total...........................................  1,374,596                     902

     The Company's manufacturing operations include structural foam and injection molding machines ranging in size from 75 to 3,000 tons. With moderate additional capital expenditures, management believes that the Company's manufacturing facilities could accommodate a substantial increase in product volume. The Company manufactures substantially all of its product lines. The Company contracts with other manufacturers, from time to time, to address seasonal and other temporary peaks in customer demand.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company has been involved in legal proceedings arising in the ordinary course of business. None of the matters in which the Company is currently involved are expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted to a vote of the Company's securityholders during the fourth quarter of the fiscal year ended June 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock, no par value, (the "Common Stock") is not listed for trading on any national securities exchange and is not available for quotation through the National Association of Securities Dealers Automated Quotation System. The Company has not declared dividends on its common stock in the last four fiscal years, and does not, at present, expect to pay dividends on its common stock in the future. As of June 30, 2001, there were approximately 11 holders of the Company's Common Stock.

     During fiscal 2001, the Company sold an aggregate of 90,000 shares of its Common Stock to Larry E. Rembold, President and Chief Executive Officer, for an aggregate purchase price of $900. The Company also sold an aggregate of 30,250 shares of its Series D Preferred Stock, $100 stated value per share, to HBI Financial Inc. and Westar Capital II LLC for an aggregate purchase price of $3,025,000.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data for the periods presented prior to September 19, 1997, reflect the combined historical financial position and results of operations for Doskocil and Spectrum, as these entities were under common ownership. Beginning September 19, 1997, the financial results of the Company include the financial position and results of operations for Dogloo.

     Effective July 1, 1997, Doskocil was recapitalized (the "Recapitalization") through the following transactions: (1) 100.0% of the Spectrum partnership interest was sold to a group of investors for $11.0 million; (2) after retirement of approximately $1.0 million of Spectrum debt by the investors, the partnership interests were exchanged for 798,612 shares of Doskocil's common stock; (3) the Corporation's Articles of Incorporation were amended to establish Doskocil as a C Corporation and authorize 15,000,000 shares of preferred stock and 15,000,000 shares of common stock, each with no par value per share; (4) certain investors purchased 199,654 shares of common stock for $3.0 million and 1,530,674 shares of Series A Preferred Stock for $23.0 million; (5) all outstanding balances under then existing lines of credit and long-term debt, along with related accrued interest and pre-payment penalties, were paid in full; and (6) Doskocil redeemed 5,666,145 shares of common stock from the previous majority shareholder for approximately $87.4 million. The acquisition of Spectrum has been accounted for as a combination of entities under common control, and, accordingly, the assets acquired were recorded at their historical cost. Pro forma net income per common share (both basic and diluted) is based on the common shares outstanding after the Recapitalization.

                                                   FISCAL YEAR ENDED                            SIX MONTHS
                                       -----------------------------------------   YEAR ENDED     ENDED
                                       JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,    DEC 28,      JUNE 30,
                                         2001       2000       1999       1998        1996         1997
                                       --------   --------   --------   --------   ----------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net Sales............................  $149,666   $156,265   $168,674   $147,156    $103,455     $51,756
Gross profit.........................    47,323     49,906     57,679     52,400      33,781      15,024
Selling, general and
  administrative.....................    43,171     45,663     52,001     36,346      24,136      12,103
Impairment of long-lived assets......     2,764      4,098      6,789         --       2,030       3,846
Operating income (loss)..............     1,388        145     (1,111)    16,054       7,615      (3,800)
Interest expense.....................    20,206     22,354     17,750     17,461       2,328         506
Net income (loss) before income
  taxes..............................   (18,471)   (21,467)   (18,885)    (1,051)      4,743      (4,276)
Net income (loss)....................   (18,471)   (21,467)   (18,885)    (2,920)      4,743      (4,276)
Net income (loss) attributable to
  common shareholders................   (20,548)   (22,944)   (19,801)    (4,104)      4,743      (4,276)
Net income (loss) per share basic and
  diluted............................     (6.39)     (7.28)     (6.38)     (1.50)         --          --
Pro forma net income (loss)..........        --         --         --         --       2,988      (2,694)
Pro forma basic and diluted net
  income per share...................        --         --         --         --    $   2.25     $ (2.02)
BALANCE SHEET AND OTHER DATA:
Capital expenditures (cash and
  non-cash)..........................  $  2,977   $  7,807   $ 15,789   $ 11,458    $  4,129     $   971
Total assets.........................   129,041    150,351    163,702    164,101      66,135      50,679
Capitalization
  Long-term debt (includes current
    portion).........................  $176,893   $186,261   $186,795   $167,219    $  8,571     $ 8,302
  Partners' equity...................        --         --         --         --       4,278       3,808
  Common stockholders' equity
    (deficit)........................   (70,117)   (53,921)   (42,184)   (23,320)     31,360      25,282
                                       --------   --------   --------   --------    --------     -------
      Total capitalization...........  $106,776   $132,340   $144,611   $143,899    $ 44,209     $37,392
                                       ========   ========   ========   ========    ========     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is the leading producer of plastic pet products in the United States. The Company manufactures and markets a broad range of plastic products through multiple distribution channels. The following discussion should be read in conjunction with the Selected Financial Data and the Company's financial statements and related notes included elsewhere in this report.

     Through 1996, both Doskocil and Dogloo had fiscal years ended on or about December 31 of each year. In order to match the Company's annual reporting with its seasonal production cycle, a fiscal year ending June 30 was adopted in connection with the Merger. References to fiscal 2001, fiscal 2000 or fiscal 1999 mean the twelve-month period ended June 30 of each year.

     Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation, including the reclassification of marketing rebates from selling, general and administrative expense to net sales within the statement of operations. This is in accordance with the recently issued Emerging Issues Task Force 00-22, "Accounting for "points" and other time-based or volume-based sales incentive offers and offers for free products or services to be delivered in the future". The Company operates within a single reportable segment; the manufacture and sale of injection molded consumer plastic products. These products are produced primarily for the pet care, hardware, sports and leisure markets, principally in the United States. Effective for the fiscal year ending June 30, 2001, the Company's fiscal year is a 52/53-week operating cycle that ends on the Saturday nearest the end of the reporting period. Fiscal 2001 represents a 52-week operating cycle ending June 30, 2001.

RESULTS OF OPERATIONS

  FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Net sales decreased to $149.7 million in fiscal 2001 from $156.3 million in fiscal 2000, a decrease of $6.6 million or 4.2%. The decrease was primarily due to customer consolidation programs, increased competition and continued mild weather, which reduced demand for shelters. This decline is primarily due to increased competition, a general economic slowdown and an inventory reduction at a key customer.

     Gross profit decreased to $47.3 million for fiscal 2001, down from $49.9 million in the prior year, a decrease of $2.6 million. As a percentage of sales, gross margin decreased to 31.6% for fiscal 2001 from 31.9% in the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, lower sales and lower plant utilization, and higher raw material costs.

     Selling, general and administrative expenses decreased to $43.2 million for fiscal 2001 from $45.7 million in fiscal 2000, a decrease of $2.5 million or 5.5%. As a percentage of sales, selling, general and administrative expense spending decreased to 28.8% for fiscal 2000 from 29.2% in the prior year. The decrease was due primarily to lower freight and shipping costs, and reduction of exempt salaries.

     Impairment of long-lived assets in fiscal 2001 was $2.8 million as compared to $4.1 million in fiscal 2000. This charge is due to management's ongoing review of recoverability of assets, including related goodwill.

     Interest expense decreased to $20.2 million in fiscal 2001, down from $22.4 million in fiscal 2000. Interest expense in fiscal 2001 reflects the impact of lower interest rates and lower debt balances. In addition, amortization of the guaranty warrants concluded with $1.0 million interest expense in fiscal 2001, down from $2.4 million recorded in fiscal 2000.

     Provision for income taxes for fiscal 2001 is zero due to the net operating loss generated during the period for which a valuation allowance has been provided for the resulting deferred tax asset.

     Net Loss for fiscal 2001 was $18.5 million compared to a net loss in fiscal 2000 of $21.5 million. The changes in net income primarily reflect the factors discussed above.

  FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Net sales decreased to $156.3 million in fiscal 2000 from $168.7 million in fiscal 1999, a decrease of $12.4 million or 7.4%. The decrease was primarily due to management's decision in the third quarter of fiscal 1999 to divest the Company of certain non-core business assets and operations systems related problems that prevented the Company from meeting customer requirements in the first half of the fiscal year. Pet sales also declined due to the SKU reduction, customer consolidation programs, increased competition and mild weather in fiscal 2000, which reduced demand for shelters.

     Gross profit decreased to $49.9 million for fiscal 2000, down from $57.7 million in the prior year, a decrease of $7.8 million. As a percentage of sales, gross margin decreased to 31.9% for fiscal 2000 from 34.2% in the prior year. The Company's gross profit as a percentage of net sales was unfavorably affected by, among other things, lower sales and lower plant utilization. Increased labor and higher raw material costs also negatively affected gross profit. Margins for the year reflect higher costs for direct and indirect labor of $2.4 million and $0.5 million of inbound freight.

     Selling, general and administrative expenses decreased to $45.7 million for fiscal 2000 from $52.0 million in fiscal 1999, a decrease of $6.3 million or 12.2%. As a percentage of sales, Selling, general and administrative expense spending decreased to 29.2% for fiscal 2000 from 30.8% in the prior year. The decrease was the result of several factors, including lower expenses for advertising and promotions of $3.9 million lower freight costs of $1.0 million and lower management fees.

     Impairment of long-lived assets in fiscal 2000 was $4.1 million as compared to $6.8 million in fiscal 1999. This charge includes a $1.2 million charge due to the SKU reduction, a $1.8 million charge for costs relating to the fast-forward ERP and warehousing systems management assessed as having minimal future benefit and a $1.1 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill. Fiscal 1999 included impairment charges of $6.8 million which included $1.3 million due to the decision to divest the Company of certain non-core business assets, a $2.3 million charge due to a failed system conversion and management's assessment that the implementation costs had minimal future benefit and a $3.2 million charge reflecting management's ongoing review of recoverability of assets, including goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements for working capital (receivables plus inventories less trade payables and accrued liabilities) were $7.7 million, down 69% from the prior year primarily due to a significant decrease in inventory. For the year ended June 30, 2001, capital expenditures were $2.9 million, down $3.9 million from the prior year primarily due to lower spending on systems issues.

     Current assets decreased $8.0 million from June 30, 2000 to June 30, 2001. This decrease primarily reflects lower receivables and management's strategy to lower inventories, somewhat offset by higher cash and cash equivalents and deferred restructuring costs.

     Current liabilities increased $162.6 million from June 30, 2000 to June 30, 2001. This increase primarily reflects an increase in the current portion of long-term debt due to reclassification of all long-term debt as current as described in Note 1 to the financial statements.

     Non-current assets decreased to $91.7 million at June 30, 2001, down from $105.0 million at June 30, 2000. This decrease is partially due to a $2.8 million impairment charge related to reflecting management's ongoing review of recoverability of assets including related goodwill. The Company also experienced an increase of $6.9 million in accumulated depreciation and amortization from the prior year. Capital expenditures of $2.9 million were more than offset by depreciation expense and impairment charges.

     Recent Developments. The Company is currently in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000, March 31, 2001, and June 30, 2001 as well as other covenants thereunder. (See Notes to Financial Statements -- Note
1) Moreover, based on current short-term forecasts, the Company believes it is unlikely it will be in compliance with its financial or other covenants over the next few fiscal quarters.

     In light of the foregoing, the Company initiated discussions with Westar and the lenders under the Credit Facility and the Additional Credit Facility. Subsequently, the Company and Westar also initiated discussions with an ad hoc committee comprised of holders of a majority of the Subordinated Notes. As a result of these discussions, the Company has reached agreements in principle with Westar, its lead bank lender and the ad-hoc committee for the Restructuring.

     The Company plans to effectuate the Restructuring either by means of an out-of-court transaction or a prepackaged Chapter 11 filing. The agreements in principle are subject to definitive documentation and approval by the entire bank group, the holders of Subordinated Notes and Westar. The Company intends to complete the Restructuring by the end of calendar year 2001; however, no assurance can be given that the Restructuring will be completed or as to the actual timing or terms thereof.

     Credit Facility. Concurrent with the consummation of the Merger, the Company entered into a credit facility (the "Credit Facility") with a syndicate of lending institutions (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan subfacility, a $37.5 million tranche B term loan subfacility, and a $27.5 million revolving credit facility (the "Revolving Credit Facility"), which has been reduced to $24.7 million. The Credit Facility includes a subfacility for swingline borrowings and a sublimit for letters of credit. As of June 30, 2001, the principal amount outstanding on tranche A was $28.8 million, on tranche B was $34.0 million and $18.3 million on the Revolving Credit Facility.

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

     The tranche A term loan facility and the Revolving Credit Facility mature on September 30, 2003. The tranche B term loan facility matures on September 30, 2004. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Facility). The Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until the Company attains certain financial ratios. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the Credit Facility. The mandatory prepayments defined in the Credit Facility include: (a) 100% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50% of excess cash flow pursuant to an annual cash sweep arrangement; (c) up to 100% of the net cash proceeds of certain indebtedness subject to certain exceptions and (d) 100% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimus baskets and certain exceptions. In addition, the Company may prepay the Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

     The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 1/2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter, provided that this fee may be subject to reduction in the event the Company meets certain performance targets.

     The Credit Facility also contains additional restrictions, which, among other things, limit additional indebtedness, liens, and sale of assets and business combinations.

     Certain Amendments to the Credit Facility; Additional Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with BankAmerica, N.A. (the "Additional Lender"). The Additional Credit Facility is a senior revolving credit facility. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that is junior in lien priority to the lien securing the Company's existing Credit Facility. Advances under the Additional Credit Facility may be made as a base rate advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin.

     In order to induce the Additional Lender to provide the Additional Credit Facility, Westar has entered into a Continuing Guaranty dated as of August 12, 1999 (the "Guaranty") and a Pledge Agreement dated as of August 12, 1999 (the "Pledge Agreement") pursuant to which, from time to time in the discretion of Westar, Westar may guarantee loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital II LLC has pledged $5 million to secure its obligations under the Guaranty. In addition, Twelve D Limited, a limited partnership controlled by Benjamin L. Doskocil, Sr. ("TDL"), has entered into a Reimbursement Agreement dated as of August 12, 1999 (the "Reimbursement Agreement") with Westar pursuant to which TDL has agreed to reimburse Westar for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

     In order to induce Westar to continue the Guaranty and the Pledge Agreement and to induce TDL to continue its obligations under the Reimbursement Agreement, the Company issued to Westar LP and an affiliate and TDL collectively (the "Investors"), who directly or indirectly through the Reimbursement Agreement guaranteed the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company (the "Guaranty Warrants"). The Guaranty Warrants were issued to each such Investor ratably based on the amount of such Investor's liability under the Guaranty and Reimbursement Agreement and are exercisable at an initial exercise price of $.01 per share. Of the Guaranty Warrants, 4.1 million are exercisable immediately, and 10.0 million are only exercisable in the event of, and in proportion to, payments made by such Investor under the Guaranty. The 4.1 million Guaranty Warrants were assigned a value of $3.4 million to be amortized as interest over one year. No value was assigned to the remaining Guaranty Warrants. The Guaranty Warrants expire on September 30, 2007.

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

     On June 30, 2000, the Lenders and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment includes a support agreement with Westar to provide the capital necessary to enable the Company to meet its EBITDA financial covenant for the quarter ending June 2000 and its minimum fixed charge coverage ratio covenant for the four quarters of fiscal 2001. The Lenders in turn agreed to remove the minimum EBITDA requirement for fiscal 2001 and redefined the minimum fixed charge coverage ratio (detailed below). The Fifth Amendment also confirms an interest rate increase negotiated as part of the Fourth Amendment, increases the borrowing base for the Company until September 2000 to allow the Company to reduce its inventories, at which time it will revert to the borrowing base in the Credit Facility dated September 19, 1997 and also extends the period for adding capital to meet financial covenants to ninety days for the fourth quarter.

     In conjunction with the Fifth Amendment, Westar entered into a Support Agreement dated June 30, 2000 with the Company and Bank of America, N.A., as administrative agent for certain lenders named therein (the "Support Agreement"). Westar agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount that would meet the minimum EBITDA covenant of the Credit Facility that is applicable as of June 30, 2000. Westar also agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount necessary, when added to EBITDA, to make EBITDA greater than the sum of the maintenance capital expenditures plus scheduled payments of principal on indebtedness for borrowed money and capital leases plus payments of cash interest of the previous nine months ended June 30 and the previous twelve months ending on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. All capital contributions made under the Support Agreement will be included in EBITDA for purposes of calculating certain financial covenants in the Credit Facility as further provided in the Fifth Amendment.

     Based on the Company's current interpretation of the Support Agreement, Westar was obligated to make a $5.8 million capital infusion on or before May 30, 2001. Such amount reflects the election of Westar not to make the $4.6 million capital infusion required under the Support Agreement to be made by Westar on or prior to February 28, 2001. If Westar had made such $4.6 million capital infusion on or prior to February 28, 2001, based on the Company's current interpretation of the Support Agreement, Westar would have been obligated to make a $1.2 million capital infusion on or prior to May 30, 2001. Therefore, as of June 30, 2001, the amount payable by Westar under the Support Agreement totaled $5.8 million. The election of Westar to not make these payments under the Support Agreement constitutes a default under the Credit Facility and Additional Credit Facility.

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

     Additional Capital Infusions. The Company did not achieve the cumulative minimum EBITDA financial covenants for the six months ended March 2000 by approximately $1.4 million. As permitted by the

Credit Facility, as amended, this shortfall was satisfied by an equity infusion in the amount of the EBITDA shortfall in May 2000. In September 2000, an equity infusion of $1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $0.1 million was required under the Support Agreement to meet the June 2000 EBITDA shortfall. A capital infusion of $2.0 million was made by Westar to meet the fixed coverage charge and senior leverage shortfall for the twelve months ended September 2000.

     Financial Covenant Defaults. Since December 2000, multiple defaults have occurred, including payment defaults, under the Credit Facility and the Additional Credit Facility and such defaults continue to exist. As a result of these defaults, the lenders under the Credit Facility and the Additional Credit Facility could accelerate all amounts payable under the Credit Facility and the Additional Credit Facility and to pursue their rights in the collateral securing payments of such amounts. However, pursuant to the Limited Forbearance Agreement, the lenders have agreed that, unless there are further defaults, they will not exercise, prior to October 15, 2001, rights and remedies available to them with respect to specified defaults under the Credit Facility and the Additional Credit Facility. The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amounts for periods ending on or before August 31, 2001. Such amendment will terminate automatically on October 15, 2001 or earlier in the event of a further default.

     On March 12, 2001, as permitted by the terms of the Indenture, the lenders under the Credit Facility and the Additional Credit Facility delivered to the trustee under the Indenture a written notice of the defaults under the Credit Facility and the Additional Credit Facility, thereby blocking, in accordance with the terms of the Indenture, the ability of the Company to make any payment in respect of the Subordinated Notes. Accordingly, the Company has not made scheduled interest payments on the Subordinated Notes due subsequent to March 12, 2001 and is in default under the Indenture. As a result of the default, the trustee under the Indenture or the holders of 25% in aggregate principal amount of the outstanding Subordinated Notes have the right to accelerate all amounts payable in respect of the Subordinated Notes. If the holders of the Subordinated Notes accelerate those amounts, the bank lenders must be paid in full before the note holders receive any payment.

     In light of the foregoing, in January 2001 the Company initiated discussions with Westar and the lenders under the Credit Facility and the Additional Credit Facility. Subsequently, the Company and Westar also initiated discussions with an ad hoc committee comprised of holders of a majority of the Subordinated Notes. As a result of these discussions, the Company has reached agreements in principle with Westar, its lead bank lender and the ad-hoc committee for the Restructuring.

     The Company will effectuate the Restructuring either by means of an out-of-court transaction or a prepackaged Chapter 11 filing. The agreements in principle are subject to definitive documentation and approval by the entire bank group, the holders of Subordinated Notes and Westar. The Company intends to complete the Restructuring by the end of calendar year 2001; however, no assurance can be given that the Restructuring will be completed or as to the actual timing or terms thereof.

     The Company believes it is unlikely it will be in compliance with its financial or other covenants over the next few fiscal quarters. The Company has engaged the investment-banking firm of Chanin Capital Partners to assist in the Restructuring.

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

     Net cash provided from operating activities was $14.6 million for the twelve months ended June 30, 2001, compared with a negative $0.3 million and a negative $6.4 million for the twelve months ended June 30, 2000 and June 30, 1999, respectively. The increase in 2001 as compared to 2000 was primarily due to decreased inventory and a decrease in net loss. The increase in 2000 as compared to 1999 was primarily due to favorable working capital changes offset by increased interest payments based on the increased debt balance of the Company and lower operating income.

     Capital expenditures were $2.9 million for the year ended June 30, 2001 compared with $6.8 million and $15.0 million in June 30, 2000 and June 30, 1999, respectively. Expenditures in fiscal year 2001 were primarily for product molds.

     Capital expenditures for fiscal 2002 are expected to be approximately $9.2 million related to facilities consolidation and new product development. Assuming the restructuring is successful, management plans to fund these capital expenditures through bank borrowings and cash flow from operations.

     Cash from disposal of assets was approximately zero for the year ended June 30, 2001 compared to $3.6 million in 2000. Proceeds in fiscal 2000 include cash proceeds from the sale of the Indianapolis facility.

INFLATION

     The Company believes the relatively moderate rates of inflation experienced in recent years have not had a significant impact on its net sales or profitability.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively "SFAS 133"). This new standard requires recognition of all new derivatives as either assets or liabilities at fair value. The Company adopted the standard effective July 1, 2000, as required. The effect of the adoption did not have a material impact on either the financial position or results of operations of the Company.

     On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2003. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $1.8 million ($0.56 per share) per year. During fiscal 2003, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in these interest rates affect the interest paid on the Company's debt.

     The following table presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.

                           INTEREST RATE SENSITIVITY
             PRINCIPAL AMOUNT BY EXPECTED MATURITY AT JUNE 30, 2001
                             AVERAGE INTEREST RATES

                                                                                                  ESTIMATED
                                                FISCAL YEAR                                       FAIR VALUE
                                   -------------------------------------                           JUNE 30,
                                    2002     2003   2004   2005    2006    THEREAFTER    TOTAL     2001(A)
                                   -------   ----   ----   -----   -----   ----------   -------   ----------
                                                               ($ IN THOUSANDS)
Long-term debt and capital
  leases, including current
  portion:
  Fixed rate.....................  $85,367   $231   $194   $  11   $   1     $  --      $85,804    $11,110
  Average interest rate..........     10.1%  10.3%  10.3%   10.3%   10.3%       --           --         --
  Variable rate..................  $91,089   $ --   $ --   $  --   $  --     $  --      $91,089    $91,089
  Average interest rate..........      9.1%    --     --      --      --        --           --         --

---------------

(a) Estimated fair value of the Subordinated Notes plus present value of capital leases in future years.

     All of the Company's debt is U.S. dollar denominated and therefore, the Company does not have any exposure to foreign currency denominated debt. The Company invoices certain international customers in Euros and Deutschmarks. This may present some risk due to exchange rate fluctuations in the future; however, at June 30, 2001 the Company had no significant accounts receivable denominated in foreign currency.

ITEM 8.  FINANCIAL STATEMENTS

     Financial Statements, including the index thereto, are presented starting on page F-1 and are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each of the individuals who serve as directors and executive officers of the Company. Each director will hold office until the next annual meeting of shareholders or until his successor has been duly qualified and elected. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

NAME                                AGE                       POSITION
----                                ---                       --------
Larry E. Rembold..................  60    President and Chief Executive Officer, Director
Richard F. Daugherty..............  41    Executive Vice President of Operations
                                          Executive Vice President of Sales, Marketing and
Robert N. Morgan..................  41    Product Development
Susan M. Richman..................  53    Vice President and Chief Financial Officer
Janet A. Dudsak...................  54    Vice President of Human Resources
John W. Clark.....................  56    Director
Benjamin L. Doskocil, Sr. ........  63    Director
Michael P. Hoopis.................  50    Director
Thomas J. Albani..................  59    Director
Elizabeth A. Wolszon..............  47    Director

     Larry E. Rembold was appointed President and Chief Executive Officer on July 19, 1999. During 1998, he consulted to Westar in the due diligence review of Harper Leather Goods, Inc., and served as that company's Interim President and Chief Executive Officer from January 1999 to July 1999. Mr. Rembold previously served as the Company's Interim President and Chief Executive Officer from July 1997 to October 1997 and has served on the Company's board since July 1997. From March 1996 to June 1997, Mr. Rembold worked on several consulting engagements for companies with an emphasis on lender relations and acquisition evaluations. From April 1989 to March 1996, Mr. Rembold served as President and Chief Executive Officer of Dolco Packaging Corporation, a plastics company whose shares were traded publicly until February 1996, at which time that company was sold and taken private.

     Richard F. Daugherty joined the Company as Executive Vice President of Operations in December 1999. He has responsibility for all of manufacturing, fulfillment, purchasing, and planning. From 1995 to 1999 he served as the Operations Manager of the Newell-Rubbermaid facility in Greenville, Texas. From 1993 to 1995 he was a Plant Manager for Stanley Door. From 1988 to 1993 he was Production Manager for Federal Mogul. He was with Magnavox from 1983 to 1988 as an Industrial Engineer. Mr. Daugherty is a graduate of Purdue University with a degree in Industrial Engineering.

     Robert N. Morgan joined the Company as Senior Vice President, Sales, Marketing & Product Development in January 2001. From 1998 to 2001 Mr. Morgan was the Vice President, Marketing & Business Development for the Stanley Works in Dallas, Texas. Mr. Morgan was with Buck Knives from 1995 to 1998 as Senior Vice President, Marketing, Sales and Engineering. Mr. Morgan started his career and spent 14 years in various key roles at Black & Decker, rising to the level of Director, Sales & Marketing. Mr. Morgan is a graduate of Miami University
(Ohio) with a dual degree in Marketing and Economics and has his MBA from John Hopkins.

     Susan M. Richman joined the Company as Vice President and Chief Financial Officer in February 2001. Ms. Richman is also a partner in Tatum CFO Partners, LLP. From 1995 to 2000, Ms. Richman served as Director of Finance and Operations for Four Seasons, a division of Standard Motor Products Inc. whose shares were traded on the NYSE. Ms. Richman began her career in 1978 with a local public accounting firm. She is a graduate of Columbus College, Columbus, GA with a BBA in Accounting. Ms. Richman was licensed as a Certified Public Accountant in the state of Texas in 1984 and is a member of the Financial Executives Institute.

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

     John W. Clark has served as a director of the Company since consummation of the Merger, prior to which he served as a director of Dogloo since September 1995. Mr. Clark has been a General Partner of Westar since 1995. From 1990 to May 1995, Mr. Clark was a private investor. Prior to 1990, Mr. Clark was President of Valentec International Corporation, a producer of metal and electronic components for military and commercial products. Mr. Clark is a director of Amerigon, Inc., and serves on the boards of selected companies within the Westar portfolio. Earlier in his career, Mr. Clark was founder and Managing Partner of a CPA practice, which grew substantially before merging into Ernst & Young's predecessor firm, where he served as the office's Managing Partner.

     Benjamin L. Doskocil, Sr. founded the Company in 1959 and served as President and Chief Executive Officer from its formation until July 1997. From 1997 to the present he has served as Chairman of the Board of the Company. He also serves on the board of Harper Leather Goods, Inc., the North Texas Community Foundation, and the Arlington Rotary Foundation.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's Board of Directors has a Compensation Committee and an Audit Committee. The members of the Compensation Committee are Messrs. Albani, Clark, and Hoopis. The Compensation

Committee is responsible for policies, procedures and other matters relating to employee benefits and compensation plans. The Compensation committee is also responsible for administering and making awards under the stock based compensation plans.

     The members of the Audit Committee are Ms. Wolszon, Messrs. Clark and Hoopis. The Audit Committee is responsible for policies, procedures and other matters relating to accounting, internal financial controls and financial reporting, including the engagement of independent auditors. The Audit Committee reviews with the auditors their report on the financial statements following completion of each such audit.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended June 2001, 2000 and 1999, the compensation paid or accrued by the Company to those persons who (i) served as Chief Executive Officer, (ii) the other most highly compensated executive officers, "Named Executive Officers" and (iii) two additional executive officers no longer serving at the end of the last completed fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                ANNUAL COMPENSATION                   COMPENSATION
                                 -------------------------------------------------     SECURITIES
                                 12 MONTHS                          OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION(1)     ENDED      SALARY    BONUS(4)   COMPENSATION(2)   OPTIONS/SARS(3)
------------------------------   ---------   --------   --------   ---------------   ---------------
Larry E. Rembold...............   6/30/01    $331,200   $225,000       $99,741                --
  President and Chief Executive   6/30/00    $291,880         --       $47,826           150,000
  Officer
Richard F. Daugherty...........   6/30/01    $189,423   $ 40,000       $55,484                --
  Executive Vice President of     6/30/00    $ 97,597   $ 25,000       $18,758           105,000
  Operations
Robert N. Morgan...............   6/30/01    $ 99,423   $105,000            --           120,000
  Executive Vice President of
  Sales, Marketing and Product
  Development
Janet A. Dudsak................   6/30/01    $124,000   $ 35,000            --                --
  Vice President of Human         6/30/00    $115,000         --            --            27,500
  Resources                       6/30/99    $100,000         --            --             7,500
Michael J. Farmer..............   6/30/01    $191,965   $ 68,592       $32,416                --
  Executive Vice President of     6/30/00    $194,074   $ 83,000            --           112,500
  Sales and Marketing(5)          6/30/99    $179,889   $138,475            --                --
John J. Casey..................   6/30/01    $181,380         --       $10,468                --
  Chief Financial Officer(5)      6/30/00    $191,156         --       $ 9,854            56,250
                                  6/30/99    $141,923         --       $ 7,781            22,500

---------------

(1) Mr. Rembold joined the Company in July 1999. Mr. Daugherty joined the Company in December 1999. Mr. Morgan joined the Company in January 2001. Accordingly, the compensation of these Company named executives presented for those fiscal years includes only the amounts paid by the Company to each executive during such period.

(2) Consists of moving expenses plus reimbursement of federal taxes and other adjustments in connection with the certain of the named executives' move to Dallas, Texas area. Also includes certain per diem, housing and car allowances.

(3) These represent shares underlying options to purchase common stock. See the following table for more detailed information on such options.

(4) Bonus paid to Mr. Rembold is in keeping with his employment contract. Bonuses paid to Mr. Morgan and Mr. Daugherty represent signing bonus agreements. Bonus paid to Mr. Farmer represents pre-merger bonus arrangements.

(5) Mr. Farmer left the Company in November 2000. Mr. Casey left the Company in October 2000. Salary and bonus for 2001 include amounts paid pursuant to separation arrangements with Mr. Farmer and Mr. Casey.

     Employee Agreements. Larry Rembold is a party to an agreement with the Company pursuant to which he is currently serving as the President and Chief Executive Officer of the Company. The term of the agreement is through June 30, 2002 and includes a provision to automatically renew for a period of one year. Pursuant to this agreement, Mr. Rembold receives a monthly base salary of $27,600 and an annual bonus for fiscal year 2002 of $200,000, payable on July 15, 2001. Mr. Rembold will be obligated to repay the Company the sum of $200,000 if certain conditions of his employment are not met. The agreement also includes a commitment by the Company to grant to Mr. Rembold upon completion of the Restructuring of the Company a stock option for 1% of the outstanding shares of the Company with 50% to vest immediately and the remaining 50% to vest on June 30, 2002 provided that the Company meets certain performance criteria. Additionally, Mr. Rembold receives certain perquisites under this agreement, including but not limited to the use of an automobile.

     Mr. Richard F. Daugherty is party to an agreement pursuant to which in the event Mr. Daugherty's employment is terminated other than for cause, Mr. Daugherty will receive severance pay equal to his annual base salary plus benefits.

     In the event Mr. Morgan's employment is terminated other than for cause, Mr. Morgan will receive severance pay equal to his annual base salary plus benefits.

     Option Plan. In connection with the Merger, the Company adopted a stock option plan (the "Option Plan"), which provides for the grant to employees from time to time of non-qualified stock options and incentive stock options pursuant to Section 422 of the IRC to purchase up to an aggregate of 625,000 shares of the Company stock. The Company granted "base" options to certain employees following the Merger at an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock. Additionally, all Dogloo employees who held options to purchase shares of Dogloo Common Stock ("Dogloo Options") and who continued with the Company after the Merger had their Dogloo Options assumed by the Company and converted into options to purchase shares of the Company Common Stock. All "base" options to purchase shares of the Company Common Stock, including those Dogloo Options assumed by the Company in the Merger, will become exercisable at the rate of twenty percent (20.0%) per year on the first through the fifth anniversaries of the date of grant. The Option Plan also provides for the acceleration of the exercisability of 50 percent of the previously unvested portion of the options, unless the Company's Board of Directors determines that such options should not be accelerated or provides for a greater percentage to be accelerated, upon the occurrence of certain corporate events involving the dissolution or liquidation of the Company, merger or consolidation where less than 50.0% of the outstanding voting securities of the surviving entity are owned by former shareholders of the Company, or the sale of substantially all of the Company's business or assets. All option holders who exercise such options will be required to execute and thereby become a party to the Second Securityholders Agreement (see "Stockholders' Agreements") and become subject to certain of the rights and restrictions of that agreement.

     In addition to the "base" options described above, the Company granted additional "performance" stock options to certain employees of the Company following the Merger. These options have an exercise price of $15.03 per share, based on management's estimate of the fair market value of the Company's Common Stock, and vest on the sixth anniversary of the grant date.

     On May 2, 2000 the Company amended the Option Plan to increase the aggregate amount of shares to 1,500,000. The Company granted stock options during fiscal 2001 to certain employees based on management's estimate of the fair market value of the Company's common stock. These options vest either 20.0% per year on the first through the fifth anniversaries of the date granted or 33 1/3% per year on the first through the third anniversaries of the date of grant.

                      OPTION GRANTS IN LAST FISCAL YEAR(a)

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                          % OF TOTAL                               ANNUAL RATE OF
                                            SECURITIES     OPTIONS                               STOCK APPRECIATION
                                            UNDERLYING    GRANTED TO    EXERCISE                 FOR OPTION TERM(B)
                                              STOCK      EMPLOYEES IN    PRICE     EXPIRATION   --------------------
NAME AND PRINCIPAL POSITION          YEAR   OPTIONS(C)   FISCAL YEAR    $/SHARE       DATE       5%($)      10%($)
---------------------------          ----   ----------   ------------   --------   ----------   --------   ---------
Robert N. Morgan...................  2001    120,000        43.0%         .01       01/29/11        --         --
  Executive Vice President of
  Marketing, Sales and Product
  Development
Susan M. Richman...................  2001     75,000        26.9%         .01       02/14/11        --         --
  Vice President and Chief
  Financial Officer

---------------

(a) No information is presented concerning SAR's because the Company has granted none.

(b) Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise, and is calculated assuming the fair market value on the date of the grant
     (zero) appreciates at the indicated annual rate (set by the SEC), compounded annually, for the term of the option. The 5.0% and 10.0% rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future increases in the value or price of the Common Stock.

(c) Consists of Incentive Stock Options granted in the last fiscal year, which become exercisable at the rate of 20.0% per year starting on the one year anniversary of the grant date and continuing to vest at an annual rate of 20.0% per year on the following four anniversaries of the grant date.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES(a)

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                SHARES                     UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                              ACQUIRED ON      VALUE        OPTIONS AT FY-END(#)            FY-END($)(B)
NAME AND PRINCIPAL POSITION   EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
---------------------------   -----------   -----------   -------------------------   -------------------------
Larry E. Rembold............     90,000        $900             70,000                      --
  President and Chief                                        37,320/32,680                --/--
  Executive Officer

---------------

(a) No information is presented concerning SAR's because the Company has granted none.

(b) Fair market value at FY end is zero, therefore no unexercised options are in the money.

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

     Prior to the Merger, Dogloo securityholders were and are bound by a Securityholders Agreement dated as of September 22, 1995 (the "First Securityholders Agreement"). The Second Securityholders Agreement amends and restates the First Securityholders Agreement to apply on a going-forward basis to all Company shareholders who sign the Second Securityholders Agreement (other than the Doskocils), including those Dogloo shareholders whose shares of Dogloo capital stock were converted into shares of Doskocil capital stock in the Merger and, with respect to certain provisions, any shareholders who purchase shares or exercise options in the future. (Company shareholders who do not sign the Second Securityholders Agreement will continue to be bound by the First Securityholders Agreement, which contains, with certain exceptions, provisions similar to those contained in the Second Securityholders Agreement.) The Second Securityholders Agreement contains (i) certain preemptive rights for all holders of more than ten percent (10.0%) of the fully diluted

Doskocil Common Stock ("Eligible Securityholders"); (ii) rights of first offer in favor of Eligible Securityholders in the event any Securityholder proposes to sell the Company's securities; (iii) tag-along rights entitling securityholders other than Westar and HBI ("Other Securityholders") to join in certain proposed sales of Company securities by Eligible Securityholders; (iv) drag-along rights entitling a majority in interest of the Eligible Securityholders to compel participation in, or a vote in favor of, stock sales and certain other transactions; and (v) certain registrations rights for all holders of the Company's Common Stock. The Second Securityholders Agreement also contains certain other restrictions on transfer of equity securities. In the event any existing Other Securityholder ceases to be an employee of the Company, the Second Securityholders Agreement gives the Company the option to repurchase the shares of such Other Securityholder.

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

     Fees and expenses of $0.1 million, $0.1 million and $0.2 million were paid to directors for board meetings in 2001, 2000 and 1999, respectively.

                      REPORT OF THE COMPENSATION COMMITTEE

     Compensation Philosophy. The objectives of our executive compensation program are to:

     - attract and retain highly qualified and productive people;

     - motivate employees to high levels of performance;

     - differentiate individual pay based on performance;

     - ensure external competitiveness and internal equity; and

     - align company, employee and shareholder interests.

     How Compensation is Determined. In determining base pay, the Compensation Committee considers an individual's experience and prior performance as well as the Company operating performance and the attainment of planned financial and strategic initiatives. The Compensation Committee evaluates, on a subjective basis, the experience, performance, and attainment of initiatives and no particular weight is given to any particular factor. In determining executive bonuses, the Compensation Committee provides financial incentives to those members of management who can make an important contribution to our success by tying the bonuses to the attainment of certain financial objectives which may be different from individual to individual. Each participating executive is entitled to a bonus equal to a certain percentage of that executive's salary based upon the attainment of such objectives. In determining compensation through stock option awards, the Compensation Committee (or the Board as a whole) makes discretionary grants, based upon the level of responsibility and performance of the individual grantee.

     CEO Compensation. As our Chief Executive Officer, Mr. Larry E. Rembold received a base salary of $331,200 during fiscal year 2001. Mr. Rembold's incentive compensation for fiscal year 2001, in the form of a bonus, was based upon the attainment of specified objectives. With respect to fiscal year 2001, Mr. Rembold received $225,000 in a cash bonus. Mr. Rembold also received stock options for 90,000 shares of common stock.

     How other Executive Officers are Compensated. The Company's other executive officers usually receive a base salary, annual cash bonuses, long-term incentive compensation in the form of stock options and various benefits. As described above, the Compensation Committee annually reviews the compensation for our executive officers and determines the compensation for each executive based upon the executive's performance, the Company's attainment of certain financial and strategic objectives and other factors. The Compensation Committee also evaluates the executive officers' performance in determining whether to grant any stock options to the executives.

     This report is submitted by the members of the Compensation Committee:

                                          COMPENSATION COMMITTEE

                                          Thomas J. Albani
                                          John W. Clark
                                          Elizabeth A. Wolszon

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of August 31, 2001 by (i) each person who is known by the Company to own beneficially 5.0% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and dispositive power over the shares beneficially owned by them, subject to community property laws where applicable, and are located at the Company's principal offices at 4209 Barnett Boulevard, Arlington, Texas 76017. Reported numbers of shares beneficially owned include only shares of outstanding Common Stock held of record except where otherwise noted.

                                                              SHARES BENEFICIALLY OWNED
                                                              --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS                           NUMBER       PERCENT(1)
-------------------------------------                         -----------   ------------
Westar Capital II, LLC,(2)..................................   2,240,066        49.5%
  a Delaware limited liability company
  Attn: John W. Clark
  949 South Coast Drive, Suite 650
  Costa Mesa, California 92626
Westar Capital, L.P.,(3)....................................     161,208         5.0%
  a California limited partnership
  Attn: John W. Clark
  949 South Coast Drive, Suite 650
  Costa Mesa, California 92626
HBI Financial Inc.,(4)......................................   4,923,916        74.5%
  a Washington corporation
  Attn: Irwin Trigger
  Boggle & Gates
  601 Union Street, Suite 4700
  Seattle, Washington 98101
Twelve D Limited,(5)........................................     885,375        23.2%
  a Texas limited partnership
  Attn: Benjamin L. Doskocil, Sr.
  801 Stephens Street
  Arlington, TX 76017

                                                              SHARES BENEFICIALLY OWNED
                                                              --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNERS                           NUMBER       PERCENT(1)
-------------------------------------                         -----------   ------------
George L. Argyros(6)........................................   7,325,190        93.1%
Benjamin L. Doskocil, Sr.(7)................................     885,375        23.2%
John W. Clark(8)............................................   2,401,274        53.1%
Larry E. Rembold(9).........................................     207,320         6.3%
Michael P. Hoopis(10).......................................      13,000           *
Janet A. Dudsak(11).........................................      14,999           *
Richard F. Daugherty(12)....................................      21,000           *
Thomas J. Albani(13)........................................       5,000           *
Elizabeth A. Wolszon(14)....................................       5,000           *
Michael J. Farmer(15).......................................       6,000           *
Robert N. Morgan............................................           0           *
Susan M. Richman............................................           0           *
All directors and executive officers as a group (10
  Individuals) (7 through 14)...............................   3,552,968        68.7%

---------------

  *  Less than 1.0%

 (1) Percentages are calculated on the basis of 3,263,644 shares of outstanding Common Stock plus, for each person or entity, any securities that person or entity has the right to acquire within 60 days of August 31, 2001, pursuant to options, warrants, conversion privileges or other rights.

 (2) The members of Westar Capital II, LLC ("Westar LLC") are George L. Argyros, Sr., and Westar Capital Associates II, LLC, a Delaware limited liability company ("WCALLC"). The members of WCALLC are, among others, Mr. Argyros and John W. Clark. Messrs. Argyros and Clark may be deemed to have shared voting or dispositive power with respect to the shares held by Westar LLC. Messrs. Argyros and Clark disclaim beneficial ownership of shares held by Westar LLC except to the extent of their interests described above. Consists of 977,828 shares of Common Stock and 1,262,238 currently exercisable warrants for the purchase of Common Stock.

 (3) The sole general partner of Westar Capital, L.P. ("Westar LP") is Westar Capital Associates, a California limited partnership ("WCALP"), of which, among others, GLA Financial Corporation, a California corporation ("GLA") and Mr. Clark are general partners. Mr. Argyros is the sole shareholder of GLA Financial and a limited partner of Westar LP and WCALP. GLA and Messrs. Argyros and Clark may be deemed to have shared voting or dispositive power with respect to the shares held by Westar LP. GLA and Messrs. Argyros and Clark disclaim beneficial ownership of shares held by Westar LP except to the extent of their interests described above.

 (4) Mr. Argyros is the sole shareholder of HBI Financial, Inc. ("HBI"). Consists of 1,578,443 shares of Common Stock and 3,345,473 currently exercisable warrants for the purchase of Common Stock.

 (5) The sole general partner of Twelve D Limited ("TDL") is Cyclone Tours, Inc., a Texas corporation ("Cyclone"). Mr. Doskocil is a shareholder of Cyclone. Cyclone and Mr. Doskocil may be deemed to have shared voting or dispositive power with respect to the shares held by TDL. Cyclone and Mr. Doskocil disclaim beneficial ownership of shares held by TDL except to the extent of their interest described above. Consists of 332,755 shares of Common Stock and 552,620 currently-exercisable warrants for the purchase of Common Stock.

 (6) Consists of 2,717,479 shares of Common Stock (977,828 shares held by Westar LLC, 161,208 shares held by Westar LP and 1,578,443 shares held by HBI) and 4,607,711 currently-exercisable warrants (1,262,238 shares held by Westar LLC and 3,345,473 shares held by HBI) for the purchase of Common Stock. Mr. Argyros disclaims beneficial ownership of the shares held by Westar LLC, Westar LP and HBI, except to the extent of his ownership interest in those entities described above.

 (7) Consists of 332,755 shares of Common Stock and 552,620 currently exercisable warrants for the purchase of Common Stock held by Twelve D Limited. Mr. Doskocil disclaims beneficial ownership of the shares held by Twelve D Limited except to the extent of his indirect ownership interest in that entity described above.

 (8) Consists of 1,139,036 shares of Common Stock (977,828 shares held by Westar LLC and 161,208 shares held by Westar LP) and 1,262,238 warrants (1,262,238 shares held by Westar LLC) exercisable for the purchase of Common Stock. Mr. Clark disclaims beneficial ownership of the shares held by Westar LLC and Westar LP, except to the extent of his ownership interests in those entities as described above.

 (9) Consists of 170,000 shares of Common Stock and 37,320 shares of Common Stock issuable to Mr. Rembold pursuant to options exercisable within 60 days of August 31, 2001.

(10) Consists of 13,000 shares of Common Stock issuable to Mr. Hoopis pursuant to options exercisable within 60 days of August 31, 2001.

(11) Consists of 1,000 shares of Common Stock and 13,999 shares of Common Stock issuable to Ms. Dudsak pursuant to options exercisable within 60 days of June 30, 2001.

(12) Consists of 21,000 shares of Common Stock issuable to Mr. Daugherty pursuant to options exercisable within 60 days of August 31, 2001.

(13) Consists of 5,000 shares of Common Stock issuable to Mr. Albani pursuant to options exercisable within 60 days of August 31, 2001.

(14) Consists of 5,000 shares of Common Stock issuable to Ms. Wolszon pursuant to options exercisable within 60 days of August 31, 2001.

(15) Mr. Farmer left the Company in November 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997, Doskocil entered into eleven long-term real property lease agreements with Mr. Benjamin L. Doskocil, Sr. and/or entities owned by him (the "Lessors") pursuant to which the Company leases substantially all of its Arlington, Texas facilities. The total payments to the Lessors by the Company under the current lease agreements are approximately $286,000 per month. In July 2002, the base rent for each of these leases is scheduled to increase by ten percent (10.0%). Each of the leases has an initial ten-year term, which may be renewed by the Company (subject to certain conditions) for up to an additional 15 years. The base rent for the renewal terms is the greater of (i) the fair market value or (ii) one hundred and ten percent (110.0%) of the existing base rent, but in no event greater than one hundred and twenty-five percent (125.0%) of the then existing base rent. Certain of the leases grant to the Company the option to purchase all of Lessors' interest in the Arlington facilities, including without limitation, the buildings, parking lots, fixtures and improvements constructed on the land, and all of Lessors' equipment, machinery, furniture, used in connection with the operation of such property. In connection with such leases, the Company may also elect to purchase any or all vacant or undeveloped land that is contiguous to such property. Additionally, the Company currently leases a manufacturing facility and a warehouse from Mr. Doskocil on a month-to-month basis for approximately $118,000 per month. The Company is in default under leases covering approximately 42% of its manufacturing facilities and 20% of its office/warehouse space. See "Business -- Risk Factors Related to the Business -- Risks Related to the Company's Leases." Accrued Liabilities include $0.7 million and $0.6 million due to Mr. Doskocil for these leases at June 30, 2001 and 2000, respectively.

     Pursuant to the terms of the Second Securityholders Agreement, Westar is permitted to charge the Company a monthly advisory fee of $50,000. This fee may be modified from time to time by the Company's board of directors. During 2001, 2000 and 1999, the Company charged to Selling, General, and Administrative expense $0.3, $0.1 million and $0.6 million, respectively, in discretionary management fees charged by Westar.

     At June 30, 2000, the Company had a receivable of $0.8 million from Westar for certain business acquisition costs. During the fourth quarter of 2001, management of the Company and Westar determined that this receivable was inappropriate and as a result, it was written off and charged to shareholders' equity.

     In connection with and as a condition of, the Fourth Amendment to the Credit Facility, the Company sold shares of Series D Preferred Stock to HBI, Westar LLC and TDL, an entity controlled by Mr. Doskocil. In addition, those entities received warrants to purchase shares of the Company's common stock for certain guaranties (or reimbursement arrangements related thereto) of certain Company borrowings (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources").

     In conjunction with the Fifth Amendment, Westar entered into the Support Agreement with Bank of America, N.A., as administrative agent. Based on the Company's current interpretation of the Support Agreement, Westar was obligated to make a $5.8 million capital infusion on or before May 30, 2001. Such amount reflects the election of Westar not to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001. If Westar had made such $4.6 million capital infusion on or prior to February 28, 2001, based on the Company's current interpretation of the Support Agreement, Westar would have been obligated to make a $1.2 million capital infusion on or prior to May 30, 2001. Therefore, as of June 30, 2001, the amount payable by Westar under the Support Agreement totaled $5.8 million. The election of Westar to not make these payments under the Support Agreement constitutes default under the Credit Facility and Additional Credit Facility.

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

C.  EXHIBITS

EXHIBIT                                                                       INCORPORATION
 NUMBER                                DESCRIPTION                            BY REFERENCE
-------                                -----------                            -------------
 3.1+     --   Amended and Restated Articles of Incorporation of Doskocil          (a)
               Manufacturing Company, Inc.
 3.2+     --   Bylaws of Doskocil Manufacturing Company, Inc.                      (a)
 4.1+     --   Indenture, dated as of September 19, 1997, between Doskocil         (a)
               Manufacturing Company, Inc., and First Trust National
               Association.
10.1+     --   Merger Agreement, dated September 19, 1997, between Doskocil        (a)
               Manufacturing Company, Inc., and Dogloo, Inc.
10.2+     --   Stock Redemption and Purchase Agreement, dated August 28,           (a)
               1997, among Aurelio F. Barreto, III, Doskocil Manufacturing
               Company, Inc., and Westar Capital, L.P.
10.3+     --   Stock Redemption Agreement, dated as of September 15, 1997,         (a)
               among Darrell R. Paxman, Doskocil Manufacturing Company,
               Inc. and the other parties thereto.

EXHIBIT                                                                       INCORPORATION
 NUMBER                                DESCRIPTION                            BY REFERENCE
-------                                -----------                            -------------
10.4+     --   Purchase Agreement, dated September 11, 1997, among Doskocil        (a)
               Manufacturing Company, Inc., Donaldson, Lufkin & Jenrette
               Securities Corporation and NationsBanc Capital Markets, Inc.
10.5*+    --   Registration Rights Agreement, dated as of September 19,            (a)
               1997, among Doskocil Manufacturing Company, Inc., Donaldson,
               Lufkin & Jenrette Securities Corporation and NationsBanc
               Capital Markets, Inc.
10.6+     --   Confidentiality, Non-Competition Agreement and                      (a)
               Non-Solicitation Agreement, dated as of July 1, 1997, among
               Benjamin L. Doskocil, Sr., Mary Frances Doskocil and
               Doskocil Manufacturing Company, Inc.
10.7*+    --   Letter/Consulting Agreement, dated as of July 1, 1997,              (a)
               between Doskocil Manufacturing Company, Inc., and Benjamin
               L. Doskocil, Sr.
10.8+     --   Credit Agreement, dated September 19, 1997, among Doskocil          (a)
               Manufacturing Company, Inc. and NationsBank of Texas, N.A.,
               as administrative agent for certain lenders named therein.
10.8.1+   --   First Amendment to Credit Agreement dated February 10, 1999.        (b)
10.8.2+   --   Second Amendment to Credit Agreement dated May 14, 1999.            (f)
10.8.3+   --   Third Amendment to Credit Agreement dated August 12, 1999.
10.8.4+   --   Fourth Amendment to Credit Agreement dated October 12, 1999.
10.8.5+   --   Fifth Amendment to the Credit Agreement dated June 21, 2000         (f)
10.9*+    --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
               landlord, and Doskocil Manufacturing Company, Inc., as
               tenant, for the property located at 4209 Barnett Boulevard,
               Arlington, Texas 76017 and commonly referred to as Building
               A.
10.10*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for the property
               located at 4300 Barnett Boulevard, Arlington, Texas 76017
               and commonly referred to as Building B.
10.11*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for approximately
               24,000 square feet of Building "C" located at 4408 Barnett
               Boulevard, Arlington, Texas 76017 and commonly referred to as Building C.
10.12*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for the property
               located at 4401 Barnett Boulevard, Arlington, Texas 76017
               and commonly referred to as Building D.
10.13*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., and Mary Frances Doskocil,
               landlord, and Doskocil Manufacturing Company, Inc., as
               tenant, for the property located at 4208 Larry Lane,
               Arlington, Texas 76017 and commonly referred to as Building
               E.
10.14*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
               landlord, and Doskocil Manufacturing Company, Inc., as
               tenant, for the property located at 4207 Larry Lane,
               Arlington, Texas 76017 and commonly referred to as Building
               F.
10.15*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
               landlord, and Doskocil Manufacturing Company, Inc., as
               tenant, for the property located at 4209 Larry Lane,
               Arlington, Texas 76017 and commonly referred to as Building
               F Parking Lot.
10.16*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Marybe Investments, Ltd., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for the property
               located at 800 Stephens, Arlington, Texas 76017 and commonly referred to as Building G.

EXHIBIT                                                                       INCORPORATION
 NUMBER                                DESCRIPTION                            BY REFERENCE
-------                                -----------                            -------------
10.17*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for the property
               located at 4205 Barnett Boulevard, Arlington, Texas 76017
               and commonly referred to as Building J.
10.18*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for the property
               located at 720 and 722 West Interstate 20, Arlington, Texas and commonly referred to as the Parking Facilities.
10.19*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
               landlord, and Doskocil Manufacturing Company, Inc., as
               tenant, for the building(s) located at 600 Justice,
               Mansfield, Texas and commonly referred to as Spectrum.
10.20*+   --   Form of Indemnification Agreement between Doskocil                  (a)
               Manufacturing Company, Inc., and certain of its directors
               and/or officers.
10.21*+   --   Doskocil Manufacturing Company, Inc., Stock Option Plan.            (a)
10.21.1*  --   First Amendment to the Doskocil Manufacturing Company, Inc.,
               Stock Option Plan
10.22*+   --   Employment Agreement, dated as of November 1, 1996, between         (a)
               Michael J. Farmer and Dogloo, Inc.
10.23*+   --   First Amendment to Stockholders' Agreement, dated as of             (a)
               September 19, 1997, among Benjamin L. Doskocil, Sr., Mary
               Frances Doskocil, Doskocil Manufacturing Company, Inc.,
               Westar Capital, L.P. and Westar Capital II, LLC.
10.24*+   --   Amended and Restated Securityholders Agreement, dated               (a)
               September 19, 1997, among Doskocil Manufacturing Company,
               Inc., Dogloo, Inc., Westar Capital, L.P., Westar Capital II,
               LLC, HBI Financial Inc., Aurelio F. Barreto III and other
               parties thereto.
10.241    --   First Amendment to Amended and Restated Securityholders             (a)
               agreement dated as of September 28, 1999
10.25*+   --   Credit Agreement, dated as of August 12, 1999, among the            (d)
               Company, certain lenders named therein and Bank of America,
               N.A., as administrative agent.
10.25.1+  --   First Amendment to Credit Agreement, dated as of October 12,        (e)
               1999, among the Company, certain lenders named therein and
               Bank of America, N.A. as administrative agent.
10.26+    --   Pledge Agreement as of August 12, 1999 by Westar Capital II,        (e)
               LLC in favor of Bank of America, N.A.
10.27+    --   Security Agreement as of August 12, 1999 between the Company        (e)
               and Bank of America, N.A. First Amendment to the Doskocil
               Manufacturing Company, Inc., Stock Option Plan.
10.28+    --   Support Agreement as of June 21, 2000 by Westar in favor of         (f)
               Bank of America, N.A.
10.29     --   Preferred Stock and Warrant Purchase Agreement dated as of          (g)
               October 12, 1999 among the Company and certain purchases
               named therein.
10.30     --   Preferred Warrant Agreement dated as of October 12, 1999            (g)
               among the Company and certain investors named therein.
10.31     --   Guaranty Warrant Agreement dated as of October 12, 1999             (g)
               among the Company and certain investors named therein.
10.32     --   Series D Preferred Stock Purchase Agreement dated as of May         (g)
               30, 2000 among the Company and certain investors named
               therein.
10.33     --   Amended and Restated Limited Forbearance Agreement, dated as of June 29, 2001 between the Company and certain lenders
               named therein.

EXHIBIT                                                                       INCORPORATION
 NUMBER                                DESCRIPTION                            BY REFERENCE
-------                                -----------                            -------------
10.34*    --   Employment term sheet for Larry E. Rembold dated June 15,
               2001.
10.35*    --   Executive Severance Agreement, effective as of October 2,
               2000 between the Company and Richard F. Daugherty.

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

  (c) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc. Report on Form 10-Q for the quarter ended March 31, 1999.

  (d) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated September 24, 1999.

  (e) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 10-K dated October 13, 1999.

  (f) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated July 13, 2000.

  (g) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Audited Financial Statements
  Statements of Operations..................................  F-3
  Balance Sheets............................................  F-4
  Statements of Shareholders' Equity(Deficit)...............  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Financial Statements.............................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Doskocil Manufacturing Company, Inc.

     We have audited the accompanying balance sheets of Doskocil Manufacturing Company, Inc. as of June 30, 2001 and 2000 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doskocil Manufacturing Company, Inc. at June 30, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Doskocil Manufacturing Company, Inc. will continue as a going concern. As more fully described in Note One to the financial statements, the Company has incurred recurring operating losses, has a working capital deficiency and is in default of certain provisions of the Credit Facilities and Subordinated Note agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note One. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Fort Worth, Texas
August 22, 2001

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                               JUNE 30,      JUNE 30,      JUNE 30,
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $149,666      $156,265      $168,674
Cost of goods sold..........................................    102,343       106,359       110,995
                                                               --------      --------      --------
Gross profit................................................     47,323        49,906        57,679
Selling, general and administrative expense.................     43,171        45,663        52,001
Impairment of long-lived assets.............................      2,764         4,098         6,789
                                                               --------      --------      --------
Operating income (loss).....................................      1,388           145        (1,111)
Other (income) expense:
  Interest expense and other financing Costs................     20,206        22,354        17,750
  Interest income...........................................       (245)         (132)          (34)
  Other, net................................................       (102)         (610)           58
                                                               --------      --------      --------
          Total other expense...............................     19,859        21,612        17,774
                                                               --------      --------      --------
Loss before income taxes....................................    (18,471)      (21,467)      (18,885)
Provision for income taxes..................................         --            --            --
                                                               --------      --------      --------
Net loss....................................................    (18,471)      (21,467)      (18,885)
Preferred stock dividends...................................      2,077         1,477           916
                                                               --------      --------      --------
Net loss attributable to common shareholders................   $(20,548)     $(22,944)     $(19,801)
                                                               ========      ========      ========
Net loss per common share (basic and diluted)...............   $  (6.39)     $  (7.28)     $  (6.38)
                                                               ========      ========      ========
Weighted average common shares outstanding..................      3,216         3,150         3,105
                                                               ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS

                                                              JUNE 30,    JUNE 30,
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                      ASSETS

Current assets:
  Cash and cash equivalents.................................  $   4,606   $   1,253
  Receivables, less allowance for doubtful accounts of $338
    and $558................................................     14,396      17,189
  Inventories...............................................     15,555      25,605
  Deferred Restructuring Costs..............................      1,951          --
  Other current assets......................................        874       1,313
                                                              ---------   ---------
         Total current assets...............................     37,382      45,360
Property, plant and equipment, net..........................     40,538      49,497
Goodwill....................................................     47,223      49,036
Debt issuance costs.........................................      2,967       4,633
Other assets (Includes $0.8 million due from shareholders at
  June 30, 2000)............................................        931       1,825
                                                              ---------   ---------
         Total assets.......................................  $ 129,041   $ 150,351
                                                              =========   =========

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable..........................................  $   7,156   $   6,890
  Accrued liabilities (Includes $1.5 million due to
    shareholders and $1.1 million due to shareholders at
    June 30, 2001 and 2000, respectively)...................      4,276       4,187
  Accrued interest..........................................      6,899       3,311
  Accrued taxes.............................................        512         411
  Payroll and benefits payable..............................      3,422       3,212
  Current portion of long-term debt.........................    176,456      18,116
                                                              ---------   ---------
         Total current liabilities..........................    198,721      36,127
Long-term debt..............................................        437     168,145
                                                              ---------   ---------
         Total liabilities..................................    199,158     204,272
Commitments and contingencies
Shareholders' (deficit) equity:
  Preferred stock, no par value:
    Authorized: 2,434,465 shares; none issued or
     outstanding............................................         --          --
  Series B redeemable preferred stock, no par value:
    Authorized: 10,224,255 shares; none issued or
     outstanding............................................         --          --
  Series C redeemable preferred stock
    No par value; Authorized: 11,841,280 shares; issued and
     outstanding: 9,161,567 shares at June 30, 2001 and
     2000, respectively.....................................      9,161       9,161
  Series D redeemable preferred stock,
    $100 liquidation preference, no par value net of
     discount; Authorized: 500,000 shares; issued and
     outstanding: 93,900 and 63,670 shares at June 30, 2001
     and 2000, respectively.................................      8,849       5,662
  Common stock
    No par value; Authorized:15,000,000 shares; issued and
     outstanding: 3,233,644 and 3,143,644 shares at June 30,
     2001 and 2000, respectively............................     34,289      34,288
  Warrants to purchase common stock.........................      4,180       4,180
  Accumulated deficit.......................................   (126,596)   (107,212)
                                                              ---------   ---------
         Total shareholders' deficit........................    (70,117)    (53,921)
                                                              ---------   ---------
         Total liabilities and shareholders' (deficit)
          equity............................................  $ 129,041   $ 150,351
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                              FISCAL YEAR ENDED                 FISCAL YEAR ENDED
                                        ------------------------------   --------------------------------
                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                          2001       2000       1999       2001        2000        1999
                                        --------   --------   --------   ---------   ---------   --------
                                            (SHARES IN THOUSANDS)             (DOLLARS IN THOUSANDS)
PREFERRED STOCK:
Series C:
  Outstanding at beginning of
     Period...........................   9,161      9,161      9,161     $   9,161   $   9,161   $  9,161
  Shares issued.......................      --         --         --            --          --         --
  Redeemed............................      --         --         --            --          --         --
                                         -----      -----      -----     ---------   ---------   --------
  Outstanding at end of period........   9,161      9,161      9,161     $   9,161   $   9,161   $  9,161
Series D:
  Outstanding at beginning of
     Period...........................      64         --         --     $   5,662   $           $     --
  Shares issued.......................      30         64         --         3,025       5,545         --
  Amortization of discount............      --         --         --           162         117         --
                                         -----      -----      -----     ---------   ---------   --------
  Outstanding at end of period........      94         64         --     $   8,849   $   5,662   $     --
COMMON STOCK:
Outstanding at beginning of Period....   3,144      3,105      3,103     $  34,288   $  34,283   $ 34,262
Shares issued.........................      90         50          2             1           5         21
Redeemed..............................      --        (11)        --            --          --         --
                                         -----      -----      -----     ---------   ---------   --------
Outstanding at end of period..........   3,234      3,144      3,105     $  34,289   $  34,288   $ 34,283
WARRANTS TO PURCHASE COMMON STOCK:
Outstanding at beginning of Period....   5,160         --         --     $   4,180   $      --   $     --
Warrants issued.......................      --      5,160         --            --       4,180         --
                                         -----      -----      -----     ---------   ---------   --------
Outstanding at end of period..........   5,160      5,160         --     $   4,180   $   4,180   $     --
RETAINED EARNINGS (DEFICIT):
Balance at beginning of period........                                   $(107,212)  $ (85,628)  $(66,743)
Write off of related party receivable
  (Note 17)...........................                                   $    (751)  $      --   $     --
Net income (loss).....................                                     (18,471)    (21,467)   (18,885)
Dividends on Series D Preferred
  Stock...............................                                        (162)       (117)        --
                                                                         ---------   ---------   --------
Balance at end of period..............                                   $(126,596)  $(107,212)  $(85,628)
                                                                         ---------   ---------   --------
TOTAL SHAREHOLDERS' DEFICIT:..........                                   $ (70,117)  $ (53,921)  $(42,184)
                                                                         =========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    FISCAL YEAR ENDED
                                                              ------------------------------
                                                              JUNE 30,   JUNE 30,   JUNE 30,
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net loss....................................................  $(18,471)  $(21,467)  $(18,885)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................    11,133     11,012     10,367
  Amortization of debt issuance costs.......................     1,666      3,115        768
  Impairment of long-lived assets...........................     2,764      4,098      6,789
  (Gain) loss on sale of assets.............................        (8)      (425)        48
  Changes in operating assets and liabilities:
     Receivables............................................     2,793      3,558     (2,397)
     Inventories............................................    10,050        556     (4,746)
     Payables...............................................       266       (792)     3,053
     Accrued liabilities and other..........................     4,407         34     (1,406)
                                                              --------   --------   --------
          Net cash (used in) provided by operating
            Activities......................................    14,600       (311)    (6,409)
INVESTING ACTIVITIES:
Capital expenditures........................................    (2,911)    (6,770)   (14,988)
Increase in other assets....................................        --        (33)       (39)
Proceeds from disposal of assets............................        23      3,618        845
                                                              --------   --------   --------
          Net cash used in investing activities.............    (2,888)    (3,185)   (14,182)
FINANCING ACTIVITIES:
Payments of long-term debt..................................    (4,675)   (10,659)    (4,126)
Net proceeds (payments) of revolving credit Agreement.......    (6,008)     1,437     22,900
Payments of Deferred restructuring costs....................    (1,951)        --         --
Proceeds from sale of common stock..........................         1          5         21
Proceeds from sale of preferred stock.......................     3,025      5,545         --
Proceeds from warrants......................................        --        822         --
Other debt payments.........................................      (751)      (515)        --
Net proceeds from additional credit facility................     2,000      8,000         --
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            Activities......................................    (8,359)     4,635     18,795
                                                              --------   --------   --------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS.........     3,353      1,139     (1,796)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     1,253        114      1,910
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  4,606   $  1,253   $    114
                                                              ========   ========   ========

See Note 15 for supplemental cash flow information.

   The accompanying notes are an integral part of these financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     In September 1997, the Company consummated a merger with Dogloo, Inc. ("Dogloo") (See Note 3 below). The Company experienced difficulties related to the integration of manufacturing and shipping operations, along with management turnover in key areas, low machine efficiency and the need to outsource certain production, a failed information systems conversion and problems with the subsequent implementation of a new information system. These difficulties and the initiatives the Company has taken to correct them have caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and liquidity problems. In particular, in July 1999, the Company launched a new enterprise resource planning software system, which included a new warehouse system. The launch of certain elements of these systems was not successful. Accordingly, the systems were reconfigured and were re-launched in June 2000.

     The Company is highly leveraged and has relied upon debt financing and additional equity infusions to provide for working capital and certain capital expenditures. The Company's ability to meet its financial covenant requirements under the Credit Facility and the Additional Credit Facility and its debt payment requirements under the Term Loan Facility (as such terms are defined in Note 6 below) has been significantly impaired as a result of the difficulties experienced since September 1997.

     Since December 2000, the Company has incurred multiple defaults, including payment defaults, under the Credit Facility and the Additional Credit Facility and such defaults continue to exist. As a result of these defaults, the lenders under the Credit Facility and the Additional Credit Facility could accelerate all amounts payable under the Credit Facility and the Additional Credit Facility and pursue their rights in the collateral securing payments of such amounts. However, pursuant to an amended and restated limited forbearance agreement, dated as of June 29, 2001, between the Company and the lenders (the "Limited Forbearance Agreement"), the lenders have agreed that, unless there are further defaults, they will not exercise, prior to October 15, 2001, rights and remedies available to them with respect to specified defaults under the Credit Facility and the Additional Credit Facility. The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amounts for periods ending on or before August 31, 2001. Such amendment will terminate automatically on October 15, 2001 or earlier in the event of a further default.

     On March 12, 2001, as permitted by the terms of the Indenture governing the Subordinated Notes (the "Indenture"), the lenders under the Credit Facility and the Additional Credit Facility delivered to the trustee under the Indenture a written notice of the defaults under the Credit Facility and the Additional Credit Facility, thereby blocking, in accordance with the terms of the Indenture, the ability of the Company to make any payment in respect of the Subordinated Notes. Accordingly, the Company has not made scheduled interest payments on the Subordinated Notes subsequent to March 12, 2001 and is in default under the Indenture. As a result of the default, the trustee under the Indenture or the holders of 25% in aggregate principal amount of the outstanding Subordinated Notes have the right to accelerate all amounts payable in respect of the Subordinated Notes. If the holders of the Subordinated Notes accelerate those amounts, the bank lenders must be paid in full before the note holders receive any payment.

     In light of the foregoing, in January 2001 the Company initiated discussions with Westar and the lenders under the Credit Facility and the Additional Credit Facility. Subsequently, the Company and Westar also initiated discussions with an ad hoc committee comprised of holders of a majority of the Subordinated Notes. As a result of these discussions, the Company has reached agreements in principle with Westar, its lead bank lender and the ad-hoc committee for an overall financial restructuring of the Company (the "Restructuring").

     The Company plans to effectuate the Restructuring either by means of an out-of-court transaction or a prepackaged Chapter 11 filing. The agreements in principle are subject to definitive documentation and approval by the entire bank group, the holders of Subordinated Notes and Westar. The Company intends to

                      DOSKOCIL MANUFACTURING COMPANY, INC.

complete the Restructuring by the end of calendar year 2001; however, no assurance can be given that the Restructuring will be completed or as to the actual timing or terms thereof.

     If the Restructuring cannot be effectuated through an out-of-court transaction, the Company intends to file a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. However, the Company cannot ensure that it will be able to effect the Restructuring pursuant to a prepackaged plan of reorganization. If the Company does not receive sufficient acceptances to seek confirmation of the prepackaged plan or if the Bankruptcy Court does not confirm the prepackaged plan, the Company may be forced to consider all alternatives available, including implementation of an alternative restructuring plan outside of bankruptcy, or the commencement or continuation of a Chapter 11 case without a preapproved plan of reorganization.

     Due to the uncertainties discussed above, the Company has classified all indebtedness under the Credit Facility, the Additional Credit Facility and the Subordinated Notes as a current liability on its balance sheet.

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments that may be required if the Company successfully completes the Restructuring. These financial statements do not include any adjustments to reflect possible future effects on the recoverability and classifications of assets or liabilities, except as disclosed above, that may result should the Company be unable to continue as a going concern.

     Included in the Other Asset balance sheet caption are approximately $2.0 million of costs incurred to date by the Company related to the Restructuring. These costs will reduce the value of equity issued in conjunction with the proposed Restructuring. In the event the Restructuring is not completed, these items will be expensed.

     Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation, including the reclassification of marketing rebates from selling, general and administrative expense to net sales within the statement of operations. This is in accordance with the recently issued Emerging Issues Task Force 00-22, "Accounting for "points" and other time-based or volume-based sales incentive offers and offers for free products or services to be delivered in the future". The Company operates within a single reportable segment; the manufacture and sale of injection molded consumer plastic products. These products are produced primarily for the pet care, hardware, sports and leisure markets, principally in the United States. Effective for the fiscal year ending June 30, 2001, the Company's fiscal year is a 52/53-week operating cycle that ends on the Saturday nearest the end of the reporting period. Fiscal 2001 represents a 52-week operating cycle ending June 30, 2001.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and cash equivalents. Cash and cash equivalents include cash on hand and on deposit and highly liquid instruments with original maturities of three months or less.

     Inventories. Inventories are stated at the lower of weighted-average cost or market.

     Property, plant and equipment. Property, plant and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful lives of the assets. Repairs and maintenance, which do not extend the lives or improve the assets, are charged to expense.

     Intangible assets. The costs of intangible assets (patents, trademarks and non-compete agreements) are being amortized on a straight-line basis over periods ranging from 7-16 years. The cost of such assets, net of related accumulated amortization, is included in other assets in the accompanying financial statements. Accumulated amortization at June 30, 2001 and 2000 was $0.8 million and $0.7 million, respectively.

     Goodwill. Costs in excess of net assets of businesses acquired are amortized on a straight line basis over 30 years and represent the excess of the cost of acquired businesses over the fair value of net assets received at

                      DOSKOCIL MANUFACTURING COMPANY, INC.

the date of acquisition. Goodwill is presented net of accumulated amortization of $7.2 million and $5.3 million at June 30, 2001 and 2000, respectively. See
Note 3.

     Impairment of long-lived assets and long-lived assets to be disposed of. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. See Note 5.

     Risk concentration. Financial instruments that potentially subject the Company to concentrations of credit risk are the trade accounts receivable. The Company generally sells consumer products to wholesale distributors and retail customers, throughout the United States, Canada, and Europe, who are associated with the pet, sport, home and garden and leisure industries. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral.

     To limit the exposure to the credit risk from accounts receivable; the Company holds an insurance policy covering certain significant customer receivables against payment default. The coverage includes a $.1 million policy deductible.

     During the year ended June 30, 2001, two customers accounted for approximately 27% and 13% of total sales. During the year ended June 30, 2000, two customers accounted for approximately 22% and 12% of total sales. During the year ended June 30, 1999, two customers accounted for approximately 17% and 13% of total sales. Included in trade accounts receivable is approximately $4.6 million and $4.4 million due from these customers at June 30, 2001 and 2000, respectively.

     Use of estimates. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets and valuation of receivables, inventories and deferred income tax assets. Actual results may differ from such estimates.

     Revenue recognition.  Revenue is recognized when goods are shipped.

     Advertising expense. Advertising costs are expensed as incurred. Advertising expense was approximately $3.3 million, $3.2 million and $7.3 million for the years ended June 30, 2001, 2000 and 1999, respectively.

     Research and development. Research and development costs are charged to expense as incurred. Research and development expense for the years ending June 30, 2001, 2000 and 1999 was $1.1 million, $1.2 million and $1.5 million, respectively.

     Reclassifications. Certain reclassifications of prior years' data have been made to conform to fiscal year 2001 classification.

     Comprehensive income. For all periods presented there was no difference between the comprehensive income (loss) and net income (loss).

     New accounting standards. In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively "SFAS 133"). This new standard requires recognition of all new derivatives as either

                      DOSKOCIL MANUFACTURING COMPANY, INC.

assets or liabilities at fair value. The Company adopted the standard effective July 1, 2000, as required. The effect of the adoption did not have a material impact on either the financial position or results of operations of the Company.

     On December 3, 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. While SAB 101 provides a framework by which to recognize revenue in the financial statements, the Company believes that adherence to this SAB will not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2003. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $1.8 million ($0.56 per share) per year. During fiscal 2003, the Company will perform initial impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 3.  MERGER

     On September 19, 1997, Doskocil acquired Dogloo, Inc. pursuant to the merger (the "Merger"), wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. An investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates, including Westar Capital L.P., a California limited partnership (Westar LP), Westar Capital II, L.L.C., a Delaware limited liability company ("Westar LLC") and HBI Financial, Inc., a Washington corporation ("HBI") (collectively, the "Westar Funds") controls the Company.

     The Merger was accounted for as a purchase transaction under generally accepted accounting principles and, accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired. This purchase price allocation resulted in goodwill of approximately $57.3 million which is being amortized on the straight-line basis over 30 years.

     Concurrent with the consummation of the Merger, the Company issued 10 1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange dated February 23, 1998 effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. The Subordinated Notes limit among other things dividends, incurrance of additional indebtedness and other restricted payments, as defined, and contain cross acceleration provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million will be amortized over the term of the Subordinated Notes and the Credit Facility.

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

NOTE 4.  INVENTORIES

     Inventories consist of the following:

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Finished goods..............................................  $ 7,383    $15,708
Work-in-process.............................................    1,090      1,604
Raw materials...............................................    7,082      8,293
                                                              -------    -------
          Net inventories...................................  $15,555    $25,605
                                                              =======    =======

     As of June 30, 2001 and 2000 the Company recorded a reserve of $1.3 million and $2.0 million, respectively, for inventory obsolescence.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Machinery & equipment (20 years)............................  $48,459    $ 47,835
Molds (6-10 years)..........................................   29,919      32,995
Computer equipment (5 years)................................    8,769       8,535
Leasehold improvements (5-10 years).........................   10,560      10,374
Office furniture and equipment (5-10 years).................    1,670       1,654
Other (5 years).............................................      277         286
                                                              -------    --------
          Total.............................................   99,654     101,679
Less accumulated depreciation and amortization..............   59,116      52,182
                                                              -------    --------
          Net...............................................  $40,538    $ 49,497
                                                              =======    ========

     During the year ended June 30, 2001 the Company recorded a $2.8 million impairment charge primarily related to certain molds reflecting management's ongoing review of recoverability of assets including related goodwill.

     During the year ended June 30, 2000 the Company recorded a $4.1 million impairment charge of which $1.2 million relates to the write off of certain machinery and molds due to the SKU reduction, $1.8 million of costs related to the fast forward ERP and warehousing systems implementation in July 1999 which management believed had minimal future benefit and $1.1 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill. Included in the fast forward costs is $0.8 million related to the abandoned warehouse management system and $1.0 million of costs incurred for the ERP

                      DOSKOCIL MANUFACTURING COMPANY, INC.

system with no future benefit due to the reconfiguration. Certain elements of the original ERP implementation were deemed to not function and were reconfigured and re-launched in June 2000.

     During the year ended June 30, 1999, the Company recorded a $6.8 million impairment charge of which $2.3 million relates to a failed system conversion and management's assessment that the implementation costs had minimal future benefit, a $1.3 million charge due to the decision to divest the Company of non-core business assets which have been sold, and a $3.2 million charge reflecting management's ongoing review of recoverability of assets, including related goodwill.

     Depreciation expense for the years ended June 30, 2001, 2000 and 1999 is $9.2 million, $9.0 million and $8.0 million, respectively. Property, plant and equipment includes gross assets acquired under capital leases. Depreciation expense includes amortization of capital leases.

NOTE 6.  LONG TERM DEBT

     Total long-term debt consists of the following:

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Credit Facility Borrowings:
  Variable secured notes (term loan Tranche A), due 2003....  $ 28,750   $ 33,250
  Variable secured notes (term loan Tranche B), due 2004....    34,011     34,186
  Revolving credit facility, due 2003.......................    18,328     24,336
  Additional credit facility, due 2001......................    10,000      8,000
Senior subordinated notes:
  Non-convertible 10.125% notes, due 2007...................    85,000     85,000
  Capital leases............................................       804      1,489
                                                              --------   --------
     Total..................................................   176,893    186,261
  Less: Current maturities..................................   176,456     18,116
                                                              --------   --------
     Total long-term debt...................................  $    437   $168,145
                                                              ========   ========

     As of June 30, 2001, future maturities of long-term debt are as follows:

                                                              (IN THOUSANDS)
2002........................................................     $176,456
2003........................................................          231
2004........................................................          194
2005........................................................           11
2006........................................................            1
                                                                 --------
                                                                 $176,893
                                                                 ========

     The Company's ability to meet its financial covenant requirements under the Credit Facility and the Additional Credit Facility (as such terms are defined below) and its debt amortization requirements under the Term Loan Facility (as defined below) has been significantly impaired as a result of the difficulties experienced since September 1997 (see Note 1).

     Since December 2000, the Company has incurred multiple defaults, including payment defaults, under the Credit Facility and the Additional Credit Facility and such defaults continue to exist. As a result of these defaults, the lenders under the Credit Facility and the Additional Credit Facility could accelerate all amounts

                      DOSKOCIL MANUFACTURING COMPANY, INC.

payable under the Credit Facility and the Additional Credit Facility and are currently entitled to pursue their rights in the collateral securing payments of such amounts. However, pursuant to an amended and restated limited forbearance agreement, dated as of June 29, 2001, between the Company and the lenders (the "Limited Forbearance Agreement"), the lenders have agreed that, unless there are further defaults, they will not exercise, prior to October 15, 2001, rights and remedies available to them with respect to specified defaults under the Credit Facility and the Additional Credit Facility. The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amounts for periods ending on or before August 31, 2001. Such amendment will terminate automatically on October 15, 2001 or earlier in the event of a further default.

     On March 12, 2001, as permitted by the terms of the Indenture governing the Subordinated Notes (the "Indenture"), the lenders under the Credit Facility and the Additional Credit Facility delivered to the trustee under the Indenture a written notice of the defaults under the Credit Facility and the Additional Credit Facility, thereby blocking, in accordance with the terms of the Indenture, the ability of the Company to make any payment in respect of the Subordinated Notes. Accordingly, the Company has not made scheduled interest payments on the Subordinated Notes subsequent to March 12, 2001 and is in default under the Indenture. As a result of the default, the trustee under the Indenture or the holders of 25% in aggregate principal amount of the outstanding Subordinated Notes have the right to accelerate all amounts payable in respect of the Subordinated Notes. If the holders of the Subordinated Notes accelerate those amounts, the bank lenders must be paid in full before the note holders receive any payment.

     In light of the foregoing, in January 2001 the Company initiated discussions with Westar and the lenders under the Credit Facility and the Additional Credit Facility. Subsequently, the Company and Westar also initiated discussions with an ad hoc committee comprised of holders of a majority of the Subordinated Notes. As a result of these discussions, the Company has reached agreements in principle with Westar, the Lenders (as defined below) and the ad-hoc committee for an overall financial restructuring of the Company (the "Restructuring").

     The Company will effectuate the Restructuring either by means of an out-of-court transaction or a prepackaged Chapter 11 filing. The agreements in principle are subject to definitive documentation and approval by the entire bank group, the holders of Subordinated Notes and Westar. The Company intends to complete the Restructuring by the end of calendar year 2001; however, no assurance can be given that the Restructuring will be completed or as to the actual timing or terms thereof. Due to the uncertainties discussed above, the Company has classified all indebtedness under the Credit Facility, the Additional Credit Facility and the Subordinated Notes as a current liability on its balance sheet.

     Credit Facility. Concurrent with the consummation of the Merger, the Company entered a credit facility (the "Credit Facility") with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million tranche A term loan sub-facility, a $37.5 million tranche B term loan sub-facility, and a $27.5 million revolving credit facility (the "Revolving Credit Facility"), which has been reduced to $24.7 million. The Credit Facility includes a sub-facility for swing line borrowings and a sub-limit for letters of credit. As of June 30, 2001, the principal amount outstanding on tranche A was $28.8 million, on tranche B was $34.0 million and $18.3 million on the Revolving Credit Facility. The Company used the Term Loan Facility and a portion of the Revolving Credit Facility to provide a portion of the funding necessary to consummate the Merger. At this time, there are no additional funds available under the Revolving Credit Facility due to financial covenant defaults described below.

     Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based (at the Company's option) upon (i) LIBOR for one, two, three or six months, plus 3.5% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 4.0% with respect to the tranche B

                      DOSKOCIL MANUFACTURING COMPANY, INC.

term loan facility, or (ii) the Alternate Base Rate (as defined in the Credit Facility) plus 2.0% with respect to the tranche A term loan facility and the Revolving Credit Facility or plus 2.5% with respect to the tranche B term loan facility; provided, however, the interest rates for the Revolving Credit Facility and tranche A term loan are subject to several point reductions in the event the Company meets certain performance targets. Through the Limited Forbearance Agreement, the Company has been notified it will no longer be able to have advances based on LIBOR. Interest rates at June 30, 2001 were 9.0%, 9.5%, and 9.0% on tranche A and tranche B term loans and the revolver, respectively.

     The tranche A term loan facility and the Revolving Credit Facility mature on September 30, 2003. The tranche B term loan facility matures on September 30, 2004. The Term Loan Facility is subject to repayment according to quarterly amortization of principal based upon the Scheduled Amortization (as defined in the Credit Facility). The Credit Facility provides for mandatory prepayment of the Term Loan Facility and the Revolving Credit Facility until the Company attains certain financial ratios. Prepayments on the Term Loan Facility are applied to reduce scheduled amortization payments as provided in the Credit Facility. The mandatory prepayments defined in the Credit Facility include: (a) 100% of the net cash proceeds received by the Company, or any subsidiary from asset sales (subject to de minimus baskets, certain other defined exceptions, and reinvestment provisions), net of selling expenses and taxes to the extent such taxes are paid; (b) 50% of excess cash flow pursuant to an annual cash sweep arrangement; (c) up to 100% of the net cash proceeds of certain indebtedness subject to certain exceptions and (d) 100% of the net cash proceeds from the issuance of equity by the Company or any subsidiary subject to de minimi baskets and certain exceptions. In addition, the Company may prepay the Credit Facility in whole or in part at any time without penalty, subject to reimbursement of certain costs of the Lenders.

     The Company is required to pay to the Lenders in the aggregate a commitment fee equal to 1/2% per annum on the committed undrawn amount of the Revolving Credit Facility during the preceding quarter, provided that this fee may be subject to reduction in the event the Company meets certain performance targets.

     The Credit Facility also contains additional restrictions, which, among other things, limit additional indebtedness, liens, and sale of assets and business combinations. All of the company's assets are pledged as collateral.

     Certain Amendments to the Credit Facility; Additional Credit Facility. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with BankAmerica, N.A. (the "Additional Lender"). The Additional Credit Facility is a senior revolving credit facility. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that is junior in lien priority to the lien securing the Company's existing Credit Facility. Advances under the Additional Credit Facility may be made at the option of the Company as a base rate advance or a LIBOR Advance. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus (iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. A LIBOR advance bears interest at a rate based upon LIBOR plus 3.50 percent. The financial covenants in the Company's existing Credit Facility, after giving effect to the Fourth Amendment, are incorporated by reference into the Additional Credit Facility.

     In order to induce the Additional Lender to provide the Additional Credit Facility, Westar Capital LP and Westar Capital II LLC (together, "Westar") have entered into a Continuing Guaranty dated as of August 12, 1999 (the "Guaranty") and a Pledge Agreement dated as of August 12, 1999 (the "Pledge Agreement") pursuant to which, from time to time in the discretion of Westar, Westar may guarantee loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital II LLC has pledged $5 million to secure its obligations under the Guaranty. In addition, Twelve D

                      DOSKOCIL MANUFACTURING COMPANY, INC.

Limited, a limited partnership controlled by Benjamin L. Doskocil, Sr. ("TDL"), has entered into a Reimbursement Agreement dated as of August 12, 1999 (the "Reimbursement Agreement") with Westar pursuant to which TDL has agreed to reimburse Westar for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

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

     On June 30, 2000, the Lenders and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). The Fifth Amendment includes a support agreement with Westar to provide the capital necessary to enable the Company to meet its EBITDA financial covenant for the quarter ending June 2000 and its minimum fixed charge coverage ratio covenant for the four quarters of fiscal 2001. The Lenders in turn agreed to remove the minimum EBITDA requirement for fiscal 2001 and redefined the minimum fixed charge coverage ratio. The Fifth Amendment also confirms an interest rate increase negotiated as part of the Fourth Amendment, increases the borrowing base for the Company until September 2000 to allow the Company to reduce its inventories, at which time it will reverted to the borrowing base in the Credit Facility dated September 19, 1997 and also extends the period for adding capital to meet financial covenants to ninety days for the fourth quarter.

     In conjunction with the Fifth Amendment, Westar entered into a Support Agreement dated June 30, 2000 with the Company and Bank of America, N.A., as administrative agent for certain lenders named therein (the "Support Agreement"). Westar agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount that would meet the minimum EBITDA covenant of the Credit Facility that is applicable as of June 30, 2000. Westar also agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount necessary, when added to EBITDA, to make EBITDA greater than the sum of the maintenance capital expenditures plus scheduled payments of principal on indebtedness for borrowed money and capital leases plus payments of cash interest of the previous nine months ended June 30 and the previous twelve months ending on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. All capital contributions made under the Support Agreement will be included in EBITDA for purposes of calculating certain financial covenants in the Credit Facility as further provided in the Fifth Amendment.

     Additional Capital Infusions. The Company did not achieve the cumulative minimum EBITDA financial covenants for the six months ended March 2000 by approximately $1.4 million. As permitted by the Credit Facility, as amended, this shortfall was satisfied by an equity infusion in the amount of the EBITDA shortfall in May 2000. In September 2000, an equity infusion of $1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $0.1 million was required under the Support Agreement to meet the June 2000 EBITDA shortfall. A capital infusion of $2.0 million was made by Westar to meet the fixed coverage charge and senior leverage shortfall for the twelve months ended September 2000.

     Financial Covenant Defaults. With respect to the twelve months ended December 30, 2000, the Company did not achieve the fixed charge coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility by various amounts, the largest of which was approximately $8.0 million. As a result, the Company is in default of certain financial covenants contained in the Credit Facility and the Additional Credit Facility applicable at December 30, 2000. In addition, as of February 1, 2001, an additional default existed which occurred when the Company failed to make certain lease payments.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     Effective as of February 14, 2001, the Company entered into a limited forbearance agreement with the lenders under the Credit Facility and the Additional Credit Facility (the "Limited Forbearance Agreement"). Pursuant to the Limited Forbearance Agreement, such lenders agreed that, unless there are further defaults, they would not exercise prior to July 1, 2001, rights and remedies available to them with respect to the defaults described in the immediately preceding paragraph, other than their right to block payments in respect of the Subordinated Notes and their rights under the Support Agreement. The Limited Forbearance Agreement also temporarily amended provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amount for periods ending on or before January 31, 2001, with such amendment to terminate automatically upon the earliest to occur of (i) any further default,
(ii) the making of the $4.6 million capital infusion required to be made by Westar on or prior to February 28, 2001, under the Support Agreement, or (iii) June 30, 2001. A further default occurred under the Credit Facility and the Additional Credit Facility when Westar elected not to make the required $4.6 million capital infusion on or prior to February 28, 2001.

     Effective as of February 28, 2001, the Company entered into the first amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that they would not exercise prior to March 13, 2001, rights and remedies available to them in respect of the additional default resulting from the election of Westar not to make the required $4.6 million capital infusion or any of the other defaults described above.

     Effective as of March 12, 2001, the Company entered into the second amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that (i) they would not exercise prior to March 27, 2001, rights and remedies available to them in respect of the defaults described above and (ii) the temporary amendment to the provisions of the Credit Facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before February 28, 2001.

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

     On March 31, 2001, as a result of, among other things, the election of Westar not to make the $4.6 million capital infusion required under the Support Agreement to be made by them on or prior to February 28, 2001, the Company was unable to make a scheduled term loan principal payment of $2.3 million then due under the Credit Facility. The failure to make such payment constitutes an event of default under the Credit Facility and the Additional Credit Facility.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     Effective April 13, 2001, the Company entered into a fourth amendment to the Limited Forbearance Agreement pursuant to which the lenders under the Credit Facility and the Additional Credit Facility agreed that, unless there are further defaults, (i) they would not exercise prior to June 29, 2001, rights and remedies available to them in respect of the defaults described above, any defaults resulting from the event of default under the indenture described below or any defaults resulting from the election of Westar not to make the capital infusion required to be made by them on or prior to May 30, 2001, as described below or certain other specified defaults and (ii) the temporary amendments to the provisions of the Credit Facility with respect to the borrowing base and maximum borrowing amount would apply to periods ending on or before June 29, 2001.

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

     Based on the Company's current interpretation of the Support Agreement, Westar was obligated to make a $5.8 million capital infusion on or before May 30, 2001. Such amount reflects the election of Westar not to make the $4.6 million capital infusion required under the Support Agreement to be made by Westar on or prior to February 28, 2001. If Westar had made such $4.6 million capital infusion on or prior to February 28, 2001, based on the Company's current interpretation of the Support Agreement, Westar would have been obligated to make a $1.2 million capital infusion on or prior to May 30, 2001. Therefore, as of June 30, 2001, the amount payable by Westar under the Support Agreement totaled $5.8 million. The election of Westar to not make these payments under the support agreement constitutes default under the Credit Facility and Additional Credit Facility.

     With respect to the twelve months ended June 30, 2001, the Company did not achieve the fixed coverage ratio, interest coverage ratio, leverage ratio or senior leverage ratio required under the Credit Facility for such period by various amounts. As a result of these defaults, as well as prior defaults, the lenders under the Credit Facility and the Additional Credit Facility could accelerate all amounts payable under the Credit Facility and the Additional Credit Facility and to pursue their rights in the collateral securing payments of such amounts. However, pursuant to the Limited Forbearance Agreement, the lenders have agreed that, unless there are further defaults, they will not exercise, prior to October 15, 2001, rights and remedies available to them with respect to specified defaults under the Credit Facility and the Additional Credit Facility. The Limited Forbearance Agreement also temporarily amends provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amounts for periods ending on or before August 31, 2001. Such amendment will terminate automatically on October 15, 2001 or earlier in the event of a further default.

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

                      DOSKOCIL MANUFACTURING COMPANY, INC.

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

     Fees associated with obtaining the Subordinated Notes and the tranche A and tranche B term loans were $5.8 million, which are amortized over the terms of the respective notes. Amortization expense of $0.7 million, $0.7 million and $0.8 million relating to such fees is included in interest expense for the years ended June 30, 2001, 2000 and 1999, respectively.

     NOTE 7.  INCOME TAXES

     There have been no provisions for income taxes recorded in the years ending June 30, 2001,2000, and 1999.

     A reconciliation of the federal statutory tax rate to total provisions follows:

                                                          JUNE 30,   JUNE 30,   JUNE 30,
                                                            2001       2000       1999
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Tax expense(benefit) at federal statutory rate on pretax
  loss..................................................  $(6,280)   $(7,299)   $(6,610)
Add(deduct):
  Goodwill amortization.................................      428        438        523
  Write off of Dogloo goodwill..........................       --        354      2,064
  Change in valuation allowance for deferred tax
     assets.............................................    4,900      7,093      3,643
  Other.................................................      952       (586)       380
                                                          -------    -------    -------
          Total tax expense.............................  $    --    $    --    $    --
                                                          =======    =======    =======

     Deferred tax assets and liabilities resulted from the following:

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax assets:
  Allowance for doubtful accounts/credit memos..............  $    424   $  1,235
  Reserve for inventories...................................       480        749
  Accrued exit costs........................................        --          4
  Accrued expenses..........................................     1,660       1153
  Other.....................................................        86        127
                                                              --------   --------
          Total current deferred tax assets.................     2,650      3,268
Non-current deferred tax assets (liabilities):
  Tax depreciation in excess of book........................    (5,802)    (5,574)
  Net operating loss carry forwards.........................    21,231     15,370
  Other.....................................................       248        363
                                                              --------   --------
Net non-current deferred tax asset..........................    15,677     10,159
Valuation allowance for deferred tax assets.................   (18,327)   (13,427)
                                                              --------   --------
Net deferred tax asset......................................  $     --   $     --
                                                              ========   ========

                      DOSKOCIL MANUFACTURING COMPANY, INC.

At June 30, 2001 and 2000 the Company had net operating loss carry forwards totaling approximately $57.4 million and $41.5 million, respectively, which expire beginning in 2010 and ending in 2020. A valuation allowance has been recorded for the entire amount of the net deferred tax asset as management does not believe it is more likely than not the deferred tax asset will be realized in future years.

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

     The Company's board of directors has the authority, without further action by the stockholders, to issue up to a total of 25,000,000 shares of the Company's Preferred Stock in one or more additional series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designations of such series. The Company's Series C Redeemable Preferred Stock (the "Series C Preferred Stock") accumulates dividends at the rate of $0.10 per share per annum, payable on March 1 of each year, subject to the availability of funds and the terms of the Company's loan agreements. Dividends accumulated, but not accrued or paid, at June 30, 2001 and 2000 are $3.2 million and $2.2 million, respectively.

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

     In order to induce Westar to continue the Guaranty and the Pledge Agreement (see Note 6) and, in the case of TDL, to continue its obligations under the Reimbursement Agreement, the Company issued to Westar LP and an affiliate and TDL collectively (the "Investors"), who directly or indirectly through the Reimbursement Agreement guaranteed the Additional Credit Facility, 14.1 million warrants to acquire common stock of the Company (the "Guaranty Warrants"). The Guaranty Warrants were issued to each such Investor ratably based on the amount of such Investor's liability under the Guaranty and Reimbursement Agreement and are exercisable at an initial exercise price of $.01 per share. Of the Guaranty Warrants, 4.1 million are exercisable immediately and, 10.0 million are only exercisable in the event of, and in proportion to, payments made by such Investor under the Guaranty. The 4.1 million guarantee warrants were assigned a value of $3.4 million to be amortized as interest expense over a one-year period. Interest expense from the warrant amortization was $2.4 million in fiscal 2000 and $1.0 million in 2001. No value was assigned to the remaining warrants. The guarantee warrants expire on September 30, 2007.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     In connection with, and as a condition of, the Fourth Amendment, the Company issued and sold to certain of its current shareholders shares of a new series of Series D Redeemable Preferred Stock, $100 stated value (the "Series D Preferred Stock") in an aggregate amount of $5.0 million, along with related warrants to acquire 1.0 million shares of common stock of the Company (the "Related Warrants"). The related warrants were valued at $.8 million and are being amortized over five years as preferred stock accretion. Those warrants expire September 30, 2007. Proceeds from the sale were applied against the Credit Facility. In May 2000, as permitted by the Credit Facility, as amended, an equity infusion of $1.4 million was contributed for Series D Preferred Stock to satisfy the EBITDA shortfall for the six months ending March 2000. In September 2000 an equity infusion of 1.0 million was contributed for Series D Preferred Stock. Of that additional investment, $.1 million was required under the Support Agreement to meet the June 2000 EBITDA shortfall. In December 2000, a capital infusion of $2.0 million was made by Westar as required under the Support Agreement, for Series D Preferred Stock, to meet the fixed coverage charge and senior leverage shortfall for the twelve months ended September 2000.

     Holders of the Series D Preferred Stock are entitled to receive quarterly dividends at the Company's option either in cash or in additional shares of Series D Preferred Stock at the annual dividend rate of 12.0% per annum. The Series D Preferred Stock is senior to all other classes of equity securities of the Company with respect to dividend rights and rights on bankruptcy liquidation dissolution and winding-up. In the event of the liquidation, dissolution or winding-up of the Company, the holders of the Series D Preferred Stock are entitled to receive $100 per share plus any accrued and unpaid dividends, before the distribution of any assets of the Company to holders of any class or series of capital stock ranking junior to the Series D Preferred Stock. The Series D Preferred Stock is, at the Company's election, subject to optional redemption but has no right to convert into any other equity security of the Company. Dividends accumulated but not accrued or paid at June 30, 2001 and 2000 are $1.4 million and $0.4 million, respectively. The Related Warrants are exercisable into common shares at any time at an initial price equal to $.01 per share.

     The Related Warrants and Guaranty Warrants, to the extent exercisable and dilutive, may affect future earnings per share calculations.

NOTE 9.  STOCK BASED COMPENSATION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and net loss per share for the years ended June 30, 2001 and 2000 would have been as follows:

                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Pro forma net loss attributable to common shareholders......    $(20,183)       $(22,867)
Pro forma loss per common share basic and diluted...........    $  (6.28)       $  (7.26)

     The Company's 1997 Stock Option Plan has authorized the grant of stock options to management personnel for up to 625,000 shares of the Company's common stock. On May 2, 2000, the Company's 1997 Stock Option Plan was amended to increase the number of shares available for the grant of options to 1,500,000 shares. Under the Incentive Stock Option Award (the "Base Award"), the Company grants

                      DOSKOCIL MANUFACTURING COMPANY, INC.

selected executives and other key employees stock option awards whose vesting ranges from primarily 20.0% to 33 1/3%, beginning one year after grant date. Under the Incentive Performance Stock Option Award (the "Performance Award"), the Company granted selected executives and other key employees stock option awards whose vesting may be accelerated based upon certain Company performance measures. Options under the Performance Award vest at the end of six years if the performance measures have not been met. The exercise price of each option, which has a 10-year life, is equal to the fair value of the Company's stock on the date of grant. Performance options of 15,000 shares, 84,500 shares, and 138,500 shares were included in outstanding options at June 30, 2001, 2000, and 1999 respectively.

     A summary of the Company's stock option activity and related information is as follows:

                                                        NONQUALIFIED STOCK OPTIONS
                                   ---------------------------------------------------------------------
                                           2001                    2000                    1999
                                   ---------------------   ---------------------   ---------------------
                                   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                                   SHARES OF    AVERAGE    SHARES OF    AVERAGE    SHARES OF    AVERAGE
                                   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                                    OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                   ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year...........................    999,550     $3.57       423,300     $15.03     346,950      $15.03
Granted..........................    279,250       .01       762,750        .01     122,250       15.03
Exercised........................    (90,000)      .01
Forfeited........................   (491,350)     4.86      (186,500)     15.03     (45,900)      15.03
                                    --------     -----      --------     ------     -------      ------
Outstanding at end of year.......    697,450     $1.69       999,550     $ 3.57     423,300      $15.03
Exercisable at end of year.......    141,977     $3.68       142,917     $ 8.72      59,460      $15.03
Weighted average fair value of
  options granted during the
  year...........................                $0.00                   $ 0.00                  $ 3.90

     Pro forma information regarding net loss and loss per common share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Minimum Value option model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rates of 6.0%; dividend yield of zero; volatility factors of the expected market price of the Company's common stock of zero, as the Company's stock is not publicly traded; and an expected life of 5 years.

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

     The following table summarizes additional information about stock options outstanding at June 30, 2001:

   RANGE OF        NUMBER      WEIGHTED AVERAGE   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICE   OUTSTANDING    REMAINING LIFE     EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
--------------   -----------   ----------------   ----------------   -----------   ----------------
    $15.03          78,150           6.8               $15.03           34,690          $15.03
       .01         619,300           9.1                  .01          107,287             .01
                   -------           ---               ------          -------          ------
                   697,450           8.8               $ 1.69          141,977          $ 3.68

     From time to time, the Company issues restricted stock grants. Restricted stock is issued at the market price per share at the date of the grant and vest over a service period of five years. The vesting is accelerated if

                      DOSKOCIL MANUFACTURING COMPANY, INC.

certain Company performance measures are met. The following table presents information on restricted stock grants:

                                                                 JUNE 30
                                                              --------------
                                                              2001    2000
                                                              ----   -------
Number of shares granted....................................   --     25,000
Weighted average fair value per share.......................   --    $   .00

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and variable rate debt are reflected in the financial statements at fair value based on current market rates. The fair market value of the Subordinated Notes, which are thinly traded, is based on market trades of the Notes, at or near year-end.

                                                   JUNE 30, 2001           JUNE 30, 2000
                                               ---------------------   ---------------------
                                                            CARRYING                CARRYING
                                               FAIR VALUE    AMOUNT    FAIR VALUE    AMOUNT
                                               ----------   --------   ----------   --------
                                                              (IN THOUSANDS)
Subordinated Notes...........................   $10,306     $85,000     $29,750     $85,000
                                                =======     =======     =======     =======

NOTE 11.  SEGMENT INFORMATION

     Effective for the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company operates within a single reportable segment, the manufacture and sale of molded consumer plastic products. The information provided to the Company's chief decision-maker and the Board of Directors includes the Company as a whole and, as such, the Company is considered to operate in one segment. The nature of products, production processes, types of customers and methods of distribution are consistent across the Company.

     The information below summarizes export sales from the United States to the following geographic areas:

                                                                    YEAR ENDED
                                                          ------------------------------
                                                          JUNE 30,   JUNE 30,   JUNE 30,
                                                            2001       2000       1999
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Far East................................................  $ 1,587    $ 2,059    $ 2,751
Europe..................................................    5,510      6,599      5,844
Other...................................................    4,376      3,360      2,118
                                                          -------    -------    -------
          Total.........................................  $11,473    $12,018    $10,713
                                                          =======    =======    =======

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     The information below summarizes sales by product line:

                                                                 YEAR ENDED
                                                       ------------------------------
                                                       JUNE 30,   JUNE 30,   JUNE 30,
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Pet..................................................  $132,810   $134,323   $138,764
Sport................................................    11,866     13,857     15,046
Tackle and hardware..................................        --         --      3,945
Outside resin sales..................................     4,990      8,085     10,919
                                                       --------   --------   --------
          Total......................................  $149,666   $156,265   $168,674
                                                       ========   ========   ========

---------------

(1) Tackle and hardware product lines were sold in 1999.

NOTE 12.  LEASES

     Future minimum commitments for capital leases and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2002........................................................   $435      $ 4,042
2003........................................................    273        3,795
2004........................................................    207        3,587
2005........................................................     12        3,402
2006........................................................      1        3,391
Thereafter..................................................     --        3,391
Sublease....................................................     --          (83)
                                                               ----      -------
          Total minimum lease payments......................    928      $21,525
                                                                         =======
Less imputed interest costs.................................    124
Less current portion........................................    367
                                                               ----
          Present value of net minimum lease payments
            included in long-term debt......................   $437
                                                               ====

     Operating lease rental expense from continuing operations:

                                                                      YEAR ENDED
                                                            ------------------------------
                                                            JUNE 30,   JUNE 30,   JUNE 30,
                                                              2001       2000       1999
                                                            --------   --------   --------
                                                                    (IN THOUSANDS)
Rental expense............................................   $4,910     $5,617     $5,417
                                                             ======     ======     ======

     The Company leases a wide variety of equipment including office, transportation and production equipment. In addition, the major part of the Company's operations are conducted from leased facilities, which include its manufacturing plant, warehouses, and offices. The majority of these facilities are leased under long-term non-cancelable operating leases with Mr. Doskocil, Director. Leases with terms in excess of five years include a clause, which increases the monthly rent payments by 10.0% beginning in year six. The

                      DOSKOCIL MANUFACTURING COMPANY, INC.

leases have various renewal options, which are available at the end of the lease term. Aggregate monthly payments are $0.3 million under these leases.

     Additionally, the Company rents a warehouse and a manufacturing facility from Mr. Doskocil on a month-to-month basis for approximately $0.1 million per month. Rents paid for all facilities to Mr. Doskocil were $4.2 million, $4.5 million and $4.4 million for the years ended June 30, 2001, 2000 and 1999, respectively. Accrued Liabilities include $0.7 million and $0.6 million at June 30, 2001 and 2000, respectively, payable to Mr. Doskocil for accrued lease payments. Currently, the Company is in default under leases covering approximately 42% of its manufacturing facilities and 20% of its office/warehouse space. If Mr. Doskocil were to terminate those leases or, in the case of the month-to-month leases, significantly increase rental rates, the Company may be unable to relocate to comparable facilities on acceptable terms or at all within the periods permitted by those leases.

NOTE 13.  SAVINGS PLAN

     As of January 1, 1998, the Company sponsors a 401(k) savings plan (the "Plan") for its employees. The Plan is a defined contribution plan covering all eligible employees. All employees who have completed three months of service may elect to contribute to the Plan up to 15.0% of their compensation to the annual maximum limit established by the Internal Revenue Service. The Company may make matching contributions to the Plan at its discretion, which are allocated to participants in proportion to salary deferral amounts for the applicable plan year. The Company may contribute an amount equal to 100.0% of the first 3.0% of salary deferral and 50.0% of the next 4.0%-6.0%, up to a maximum of two thousand five hundred dollars and subject to the limitations imposed by the Internal Revenue Code. The Company's expenses related to the Plan, including contributions, were $0.3, $0.4 million and $0.5 million for the years ended June 30, 2001, 2000 and 1999, respectively.

     Prior to January 1, 1998, the Company had established an employee defined contribution profit sharing plan. Contributions were at the discretion of the Board of Directors. Eligible employees were those who had been employed for one year or more and were currently employed on the admittance dates of January 1 and July 1 each year. Effective January 1, 1998 the profit sharing plan was merged into the 401(k) Plan. The Company may continue to contribute to the profit sharing plan. For the years ended June 30, 2001, 2000 and 1999, respectively, the Company made no contributions.

NOTE 14.  NET LOSS PER SHARE

     Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share assumes conversion of convertible securities for the applicable periods outstanding and assumes exercise of stock options, provided in each case, the effect is not anti-dilutive. At June 30, 2001, 2000 and 1999 respectively, options of 697,450, 999,550 and 423,300 were not included in their respective years per share calculations because their effect was anti-dilutive.

     Net loss per share for the years ended June 30, 2001, 2000 and 1999 are calculated as follows:

                                                                 YEAR ENDED JUNE 30,
                                                       ---------------------------------------
                                                          2001          2000          1999
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss attributable to common shareholders.........   $(20,548)     $(22,944)     $(19,801)
Average shares outstanding during the period:
  Basic and diluted..................................      3,216         3,150         3,105
Net loss per common share:
  Basic and diluted..................................   $  (6.39)     $  (7.28)     $  (6.38)

                      DOSKOCIL MANUFACTURING COMPANY, INC.

NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
CASH USED IN OPERATING ACTIVITIES INCLUDED:
Interest and other financial costs paid.................  $14,712   $19,060   $16,427
Income taxes paid.......................................       --        --        --
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases for equipment purchases..................  $    66   $ 1,037   $   801
Related party business acquisition costs................  $   751        --        --
Warrants issued for debt guarantee......................       --   $ 3,358        --

     Bad debt expense for the years ended June 30, 2001, 2000, and 1999 is $0.1 million, $0.0 million and $1.0 million, respectively.

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

     Effective January 1, 2001, the Company adopted a self-insured, self-administered program for workers compensation. Claims exceeding $0.2 million per covered individual are covered through a private insurance carrier.

     At June 30, 2001, contract commitments for capital expenditures for property, plant and equipment totaled $0.7 million, which are due and payable during fiscal year 2002.

     The Company has commitments to certain members of management that require, among other things, that if the employee is terminated without cause or resigns for good reason (as defined by the commitments) the Company will continue to pay certain salaries and benefits for a fixed period of time.

NOTE 17.  RELATED PARTY TRANSACTIONS

     At June 30, 2001 and 2000, the Company had a balance due to shareholders of $1.5 million and $1.1 million, respectively. During 2001, 2000 and 1999, the Company charged to Selling, General, and Administrative expense $0.3 million, $0.1 million and $0.6 million each year respectively, in discretionary management fees assessed by Westar.

     At June 30, 2000, the Company had a receivable of $0.8 million due from Westar for certain business acquisition costs. During the fourth quarter of 2001, management of the Company and Westar determined that this receivable was inappropriate and, as a result, it was written off and charged to shareholders' equity.

     Based on the Company's current interpretation of the Support Agreement, Westar was obligated to make a $5.8 million capital infusion on or before May 30, 2001. Such amount reflects the election of Westar not to make the $4.6 million capital infusion required under the Support Agreement to be made by Westar on or

                      DOSKOCIL MANUFACTURING COMPANY, INC.

prior to February 28, 2001. If Westar had made such $4.6 million capital infusion on or prior to February 28, 2001, based on the Company's current interpretation of the Support Agreement, Westar would have been obligated to make a $1.2 million capital infusion on or prior to May 30, 2001. Therefore, as of June 30, 2001, the amount payable by Westar under the Support Agreement totaled $5.8 million. The election of Westar to not make these payments under the support agreement constitutes default under the Credit Facility and Additional Credit Facility.

     Fees and expenses of $0.1 million, $0.1 million and $0.2 million were paid to directors for board meetings in 2001, 2000 and 1999, respectively. In addition, the Company pays rent to a director, as disclosed in Note 12.

                                   SIGNATURES

                      DOSKOCIL MANUFACTURING COMPANY, INC.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therein to duly authorized.

                                          DOSKOCIL MANUFACTURING COMPANY, INC.

                                          By:     /s/ LARRY E. REMBOLD
                                            ------------------------------------
                                                      Larry E. Rembold
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 28, 2001.

                    SIGNATURES                                   TITLE                       DATE
                    ----------                                   -----                       ----

               /s/ LARRY E. REMBOLD                  President and Chief Executive    September 28, 2001
 ------------------------------------------------         Officer and Director
                 Larry E. Rembold                    (Principal Executive Officer)


               /s/ SUSAN M. RICHMAN                     Vice President and Chief      September 28, 2001
 ------------------------------------------------        Financial Officer and
                 Susan M. Richman                    (Principal Accounting Officer)


               /s/ THOMAS J. ALBANI                             Director              September 28, 2001
 ------------------------------------------------
                 Thomas J. Albani


                /s/ JOHN W. CLARK                               Director              September 28, 2001
 ------------------------------------------------
                  John W. Clark


          /s/ BENJAMIN L. DOSKOCIL, SR.                         Director              September 28, 2001
 ------------------------------------------------
            Benjamin L. Doskocil, Sr.


              /s/ MICHAEL P. HOOPIS                             Director              September 28, 2001
 ------------------------------------------------
                Michael P. Hoopis


             /s/ ELIZABETH A. WOLSZON                           Director              September 28, 2001
 ------------------------------------------------
               Elizabeth A. Wolszon

                                 EXHIBIT INDEX

EXHIBIT                                                                       INCORPORATION
 NUMBER                                DESCRIPTION                            BY REFERENCE
-------                                -----------                            -------------
 3.1+     --   Amended and Restated Articles of Incorporation of Doskocil          (a)
               Manufacturing Company, Inc.
 3.2+     --   Bylaws of Doskocil Manufacturing Company, Inc.                      (a)
 4.1+     --   Indenture, dated as of September 19, 1997, between Doskocil         (a)
               Manufacturing Company, Inc., and First Trust National
               Association.
10.1+     --   Merger Agreement, dated September 19, 1997, between Doskocil        (a)
               Manufacturing Company, Inc., and Dogloo, Inc.
10.2+     --   Stock Redemption and Purchase Agreement, dated August 28,           (a)
               1997, among Aurelio F. Barreto, III, Doskocil Manufacturing
               Company, Inc., and Westar Capital, L.P.
10.3+     --   Stock Redemption Agreement, dated as of September 15, 1997,         (a)
               among Darrell R. Paxman, Doskocil Manufacturing Company,
               Inc. and the other parties thereto.
10.4+     --   Purchase Agreement, dated September 11, 1997, among Doskocil        (a)
               Manufacturing Company, Inc., Donaldson, Lufkin & Jenrette
               Securities Corporation and NationsBanc Capital Markets, Inc.
10.5*+    --   Registration Rights Agreement, dated as of September 19,            (a)
               1997, among Doskocil Manufacturing Company, Inc., Donaldson,
               Lufkin & Jenrette Securities Corporation and NationsBanc
               Capital Markets, Inc.
10.6+     --   Confidentiality, Non-Competition Agreement and                      (a)
               Non-Solicitation Agreement, dated as of July 1, 1997, among
               Benjamin L. Doskocil, Sr., Mary Frances Doskocil and
               Doskocil Manufacturing Company, Inc.
10.7*+    --   Letter/Consulting Agreement, dated as of July 1, 1997,              (a)
               between Doskocil Manufacturing Company, Inc., and Benjamin
               L. Doskocil, Sr.
10.8+     --   Credit Agreement, dated September 19, 1997, among Doskocil          (a)
               Manufacturing Company, Inc. and NationsBank of Texas, N.A.,
               as administrative agent for certain lenders named therein.
10.8.1+   --   First Amendment to Credit Agreement dated February 10, 1999.        (b)
10.8.2+   --   Second Amendment to Credit Agreement dated May 14, 1999.            (f)
10.8.3+   --   Third Amendment to Credit Agreement dated August 12, 1999.
10.8.4+   --   Fourth Amendment to Credit Agreement dated October 12, 1999.
10.8.5+   --   Fifth Amendment to the Credit Agreement dated June 21, 2000         (f)
10.9*+    --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., and Mary Frances Doskocil, as
               landlord, and Doskocil Manufacturing Company, Inc., as
               tenant, for the property located at 4209 Barnett Boulevard,
               Arlington, Texas 76017 and commonly referred to as Building
               A.
10.10*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for the property
               located at 4300 Barnett Boulevard, Arlington, Texas 76017
               and commonly referred to as Building B.
10.11*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for approximately
               24,000 square feet of Building "C" located at 4408 Barnett
               Boulevard, Arlington, Texas 76017 and commonly referred to as Building C.
10.12*+   --   Industrial Real Estate Lease, dated July 1, 1997, between           (a)
               Benjamin L. Doskocil, Sr., as landlord, and Doskocil
               Manufacturing Company, Inc., as tenant, for the property
               located at 4401 Barnett Boulevard, Arlington, Texas 76017
               and commonly referred to as Building D.

 .13*+ 10  --   Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L.                         (a)
                  Doskocil, Sr., and Mary Frances Doskocil, landlord, and Doskocil Manufacturing
               Company, Inc., as tenant, for the property located at 4208 Larry Lane, Arlington,
                                             Texas 76017 and commonly referred to as Building E.
10.14*+   --   Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L. Doskocil,          (a)
               Sr., and Mary Frances Doskocil, as landlord, and Doskocil Manufacturing Company,
               Inc., as tenant, for the property located at 4207 Larry Lane, Arlington, Texas
               76017 and commonly referred to as Building F.
10.15*+   --   Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L. Doskocil,          (a)
               Sr., and Mary Frances Doskocil, as landlord, and Doskocil Manufacturing Company,
               Inc., as tenant, for the property located at 4209 Larry Lane, Arlington, Texas
               76017 and commonly referred to as Building F Parking Lot.
10.16*+   --   Industrial Real Estate Lease, dated July 1, 1997, between Marybe Investments,            (a)
               Ltd., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the property located at 800 Stephens, Arlington, Texas 76017 and commonly referred to as Building G.
10.17*+   --   Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L. Doskocil,          (a)
               Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the property located at 4205 Barnett Boulevard, Arlington, Texas 76017 and commonly referred to as Building J.
10.18*+   --   Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L. Doskocil,          (a)
               Sr., as landlord, and Doskocil Manufacturing Company, Inc., as tenant, for the property located at 720 and 722 West Interstate 20, Arlington, Texas and commonly referred to as the Parking Facilities.
10.19*+   --   Industrial Real Estate Lease, dated July 1, 1997, between Benjamin L. Doskocil,          (a)
               Sr., and Mary Frances Doskocil, as landlord, and Doskocil Manufacturing Company,
               Inc., as tenant, for the building(s) located at 600 Justice, Mansfield, Texas and commonly referred to as Spectrum.
10.20*+   --   Form of Indemnification Agreement between Doskocil Manufacturing Company, Inc.,          (a)
               and certain of its directors and/or officers.
10.21*+   --   Doskocil Manufacturing Company, Inc., Stock Option Plan.                                 (a)
10.21.1*  --   First Amendment to the Doskocil Manufacturing Company, Inc., Stock Option Plan
10.22*+   --   Employment Agreement, dated as of November 1, 1996, between Michael J. Farmer and        (a)
               Dogloo, Inc.
10.23*+   --   First Amendment to Stockholders' Agreement, dated as of September 19, 1997, among        (a)
               Benjamin L. Doskocil, Sr., Mary Frances Doskocil, Doskocil Manufacturing Company,
               Inc., Westar Capital, L.P. and Westar Capital II, LLC.
10.24*+   --   Amended and Restated Securityholders Agreement, dated September 19, 1997, among          (a)
               Doskocil Manufacturing Company, Inc., Dogloo, Inc., Westar Capital, L.P., Westar
               Capital II, LLC, HBI Financial Inc., Aurelio F. Barreto III and other parties thereto.
10.241    --   First Amendment to Amended and Restated Securityholders agreement dated as of            (a)
               September 28, 1999
10.25*+   --   Credit Agreement, dated as of August 12, 1999, among the Company, certain lenders        (d)
               named therein and Bank of America, N.A., as administrative agent.
10.25.1+  --   First Amendment to Credit Agreement, dated as of October 12, 1999, among the             (e)
               Company, certain lenders named therein and Bank of America, N.A. as administrative agent.
10.26+    --   Pledge Agreement as of August 12, 1999 by Westar Capital II, LLC in favor of Bank        (e)
               of America, N.A.

 .27+  10  --   Security Agreement as of August 12, 1999 between the Company and Bank of               (e)
               America, N.A. First Amendment to the Doskocil Manufacturing Company, Inc.,
                                                                       Stock Option Plan.
10.28+    --   Support Agreement as of June 21, 2000 by Westar in favor of Bank of               (f)
               America, N.A.
10.29     --   Preferred Stock and Warrant Purchase Agreement dated as of October 12,            (g)
               1999 among the Company and certain purchases named therein.
10.30     --   Preferred Warrant Agreement dated as of October 12, 1999 among the Company        (g)
               and certain investors named therein.
10.31     --   Guaranty Warrant Agreement dated as of October 12, 1999 among the Company         (g)
               and certain investors named therein.
10.32     --   Series D Preferred Stock Purchase Agreement dated as of May 30, 2000 among        (g)
               the Company and certain investors named therein.
10.33     --   Amended and Restated Limited Forbearance Agreement, dated as of June 29,
               2001 between the Company and certain lenders named therein.
10.34*    --   Employment term sheet for Larry E. Rembold dated June 15, 2001.
10.35*    --   Executive Severance Agreement, effective as of October 2, 2000 between the
               Company and Richard F. Daugherty.

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

  (c) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc. Report on Form 10-Q for the quarter ended March 31, 1999.

  (d) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated September 24, 1999.

  (e) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 10-K dated October 13, 1999.

  (f) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Report on Form 8-K dated July 13, 2000.

  (g) Incorporated by reference to Exhibit 10.1 to the Doskocil Manufacturing Company, Inc., Annual Report on Form 10-K for the fiscal year ended June 30, 2000.