Form 10-Q
period 2001-09-29
DOSKOCIL MANUFACTURING CO INC
filed 2001-11-14
CIK 1046628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

    For the quarterly period ended September 29, 2001 or

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

    For the transition period from               to
                                   -------------    -------------

    Commission file number: 333-37081

                      DOSKOCIL MANUFACTURING COMPANY, INC.
             (Exact Name of Registrant as Specified in its Charter)

Texas                                                75-1281683
(State of Incorporation)                    (I.R.S. Employer Identification No.)

4209 Barnett Boulevard, Arlington, Texas    76017
(Address of Principal Executive Offices)    (Zip Code)

                                 (817) 467-5116
              (Registrant's telephone number, including area code)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's no par value common stock at September 29, 2001, was 3,263,644.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                  SEC FORM 10-Q
                        QUARTER ENDED SEPTEMBER 29, 2001

                                      INDEX



PART I.                 FINANCIAL INFORMATION

           ITEM 1.      FINANCIAL STATEMENTS

                        Statements of Operations...............................................................     3

                        Balance Sheets.........................................................................     4

                        Statements of Cash Flows...............................................................     5

                        Notes to Financial Statements .........................................................     6

           ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS..........................................................................    12

           ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        Risk...................................................................................    15

PART II.                OTHER INFORMATION

           ITEM 1.      LEGAL PROCEEDINGS......................................................................    16

           ITEM 3.      DEFAULTS UPON SENIOR SECURITIES........................................................    16

           ITEM 6.      EXHIBITS AND REPORTS ON FORMS 8-K......................................................    16

SIGNATURES.....................................................................................................    17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                        Three Months Ended
                                                                 September 29,      September 30,
                                                                     2001                2000
                                                                 -------------      -------------
Net sales ..................................................     $      41,368      $      41,238
Cost of goods sold .........................................            24,835             29,838
                                                                 -------------      -------------
Gross profit ...............................................            16,533             11,400
Selling, general and administrative expense ................            10,476             10,702
                                                                 -------------      -------------
Operating Income ...........................................             6,057                698
                                                                 -------------      -------------
Other (income) expense:
    Net interest expense ...................................             4,914              5,796
    Other, net .............................................                (2)               (69)
                                                                 -------------      -------------
         Total other (income) expense ......................             4,912              5,727
                                                                 -------------      -------------
Income (loss) before taxes .................................             1,145             (5,029)
Provision for income taxes .................................                --                 --
                                                                 -------------      -------------
Net income (loss) ..........................................             1,145             (5,029)
Preferred stock dividends ..................................               552                463
                                                                 -------------      -------------
Net income (loss) attributable to common shareholders ......     $         593      $      (5,492)
                                                                 =============      =============



               See accompanying notes to the financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                                 BALANCE SHEETS
                                 (in thousands)

                                                                                                   September 29,      June 30,
                                                                                                        2001            2001
                                                                                                   -------------      ---------
                                                                                                    (unaudited)
                                             ASSETS
Current assets:
  Cash and cash equivalents ..................................................................     $       3,427      $   4,606
  Receivables, less allowance for doubtful accounts of $451 and $338 .........................            19,201         14,396
  Inventories ................................................................................            18,132         15,555
  Deferred Restructuring Costs ...............................................................             2,868          1,951
  Other current assets .......................................................................               439            874
                                                                                                   -------------      ---------
         Total current assets ................................................................            44,067         37,382
Property, plant and equipment, net ...........................................................            39,071         40,538
Goodwill .....................................................................................            47,223         47,223
Debt issuance costs ..........................................................................             2,803          2,967
Other assets .................................................................................               896            931
                                                                                                   -------------      ---------
         Total assets ........................................................................     $     134,060      $ 129,041
                                                                                                   =============      =========

                                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable ...........................................................................     $       6,730      $   7,156
  Accrued liabilities (includes $1.9 million and $1.5 million due to shareholders at
      September 29, 2001 and June 30, 2001, respectively) ....................................             5,597          4,276
  Accrued interest ...........................................................................             9,582          6,899
  Accrued taxes ..............................................................................               764            512
  Payroll and benefits payable ...............................................................             3,558          3,422
  Current portion of long-term debt ..........................................................           176,459        176,456
                                                                                                   -------------      ---------
         Total current liabilities ...........................................................           202,690        198,721
Long-term debt ...............................................................................               342            437
                                                                                                   -------------      ---------
         Total liabilities ...................................................................           203,032        199,158
                                                                                                   -------------      ---------
Shareholders' (deficit) equity:
  Preferred stock, no par value:
      Authorized: 2,434,465 shares; none issued or outstanding ...............................                --             --
  Series B redeemable preferred stock, no par value:
      Authorized: 10,224,255 shares; none issued or outstanding ..............................                --             --
  Series C redeemable preferred stock
      No par value;  Authorized: 11,841,280 shares; issued and outstanding: 9,161,567 shares .             9,161          9,161
  Series D redeemable preferred stock,
      $100 liquidation preference, no par value net of discount; Authorized: 500,000 shares;
      issued and outstanding: 93,900 shares ..................................................             8,890          8,849
  Common stock
      No par value; Authorized:15,000,000 shares; issued and outstanding: 3,263,644
      and 3,233,644 shares at September 29, 2001 and June 30, 2001 respectively ..............            34,289         34,289
Warrants to purchase common stock ............................................................             4,180          4,180
Accumulated deficit ..........................................................................          (125,492)      (126,596)
                                                                                                   -------------      ---------
         Total shareholders' deficit .........................................................           (68,972)       (70,117)
                                                                                                   -------------      ---------
     Total liabilities and shareholders' deficit .............................................     $     134,060      $ 129,041
                                                                                                   =============      =========

               See accompanying notes to the financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                        September 29,      September 30,
                                                                                            2001                2000
                                                                                        -------------      -------------
Operating activities:
  Net income (loss) ...............................................................     $       1,145      $      (5,029)
  Adjustments  to reconcile  net income  (loss) to net cash (used in) provided by operating activities:
  Depreciation and amortization ...................................................             1,985              2,965
  Amortization of debt issuance costs .............................................               164              1,023
  Loss on sale of assets ..........................................................                --                  5
  Changes in operating assets and liabilities:
      Accounts Receivable .........................................................            (4,805)            (3,000)
      Inventories .................................................................            (2,577)             2,902
      Accounts Payable ............................................................              (426)               983
      Accrued liabilities and other ...............................................             4,827               (844)
                                                                                        -------------      -------------
         Net cash (used in) provided by operating activities ......................               313               (995)
                                                                                        -------------      -------------

Investing activities:
  Capital expenditures ............................................................              (483)              (785)
  Net proceeds from sale of assets ................................................                --                 10
                                                                                        -------------      -------------
         Net cash used in investing activities ....................................              (483)              (775)
                                                                                        -------------      -------------

Financing activities:
  Payments on long-term debt ......................................................                --             (2,338)
  Payments of deferred restructuring costs ........................................              (917)                --
  Net proceeds from additional credit facility ....................................                --              2,000
  Proceeds from sale of preferred stock ...........................................                --              1,000
  Other debt payments .............................................................               (92)              (146)
  Proceeds from sale of common stock ..............................................                --                  1
                                                                                        -------------      -------------
         Net cash (used in) provided by financing activities ......................            (1,009)               517
                                                                                        -------------      -------------
  Net decrease in cash and cash equivalents .......................................            (1,179)            (1,253)
  Cash and cash equivalents at beginning of period ................................             4,606              1,253
                                                                                        -------------      -------------
  Cash and cash equivalents at end of period ......................................     $       3,427      $          --
                                                                                        =============      =============

               See accompanying notes to the financial statements.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q, Quarterly Reports, and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the results for the periods covered have been included. Interim results are not based on physical counts of inventory and, therefore, include estimates to arrive at cost of goods sold for the period. Operating results for the three month period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2002. Due to the increased number of pet shelters sold during periods of inclement weather, Doskocil Manufacturing Company, Inc. (the "Company") typically earns a majority of its income from operations during the first and second fiscal quarters. Additional information is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

     In September 1997, the Company consummated a merger with Dogloo, Inc. ("Dogloo") (See Note 3 to the financial statements). The Company experienced difficulties related to the integration of manufacturing and shipping operations, along with management turnover in key areas, low machine efficiency and the need to outsource certain production, a failed information systems conversion and problems with the subsequent implementation of a new information system. These difficulties and the initiatives the Company has taken to correct them caused higher than expected operating costs, working capital requirements and capital spending which resulted in net losses and liquidity problems.

     The Company is highly leveraged and has relied upon debt financing and additional equity infusions to provide for working capital and certain capital expenditures. The Company's ability to meet its financial covenant requirements under the Credit Facility and the Additional Credit Facility and its debt payment requirements under the Term Loan Facility (as such terms are defined in Note 5 to the financial statements) has been significantly impaired as a result of the difficulties experienced since September 1997.

     Since December 2000, the Company has incurred multiple defaults, including payment defaults, under the Credit Facility and the Additional Credit Facility and such defaults continue to exist. As a result of these defaults, the lenders under the Credit Facility and the Additional Credit Facility could accelerate all amounts payable under the Credit Facility and the Additional Credit Facility and are currently entitled to pursue their rights in the collateral securing payments of such amounts In addition, as of February 1, 2001, an additional default existed which occurred when the Company failed to make certain lease payments. However, pursuant to an amended and restated limited forbearance agreement, dated as of June 29, 2001, between the Company and the lenders (the "Limited Forbearance Agreement"), the lenders agreed that, unless there were further defaults, they would not exercise, prior to October 15, 2001, rights and remedies available to them with respect to specified defaults under the Credit Facility and the Additional Credit Facility. The Limited Forbearance Agreement also temporarily amended provisions in the Credit Facility with respect to the borrowing base and the maximum borrowing amounts for periods ending on or before August 31, 2001. This amendment terminated automatically on October 15, 2001. The Company believes that all material terms of the Restructure Agreement have been negotiated subject to final documentation by the banks. The effectiveness of the Restructure Agreement is subject to finalization of the restructuring with the holders of the senior subordinated notes, Westar and TDL (as defined in Note 5 to the financial statements), which the Company believes will be completed shortly. However, the Company can give no assurance that either agreement will be finalized.

     On March 12, 2001, as permitted by the terms of the Indenture governing the Subordinated Notes (as defined in Note 3 to the financial statements) (the "Indenture"), the lenders under the Credit Facility and the Additional Credit Facility delivered to the trustee under the Indenture a written notice of the defaults under the Credit Facility and the Additional Credit Facility, thereby blocking, in accordance with the terms of the Indenture, the ability of the Company to make any payment in respect of the Subordinated Notes. Accordingly, the Company has not made scheduled interest payments on the Subordinated Notes subsequent to March 12, 2001 and is in default under the Indenture.

As a result of the default, the trustee under the Indenture or the holders of 25% in aggregate principal amount of the outstanding Subordinated Notes have the right to accelerate all amounts payable in respect of the Subordinated Notes. If the holders of the Subordinated Notes accelerate those amounts, the bank lenders must be paid in full before the note holders receive any payment.

     In light of the foregoing, in January 2001 the Company initiated discussions with Westar (as defined in Note 3 to the financial statements) and certain other affiliates and the lenders under the Credit Facility and the Additional Credit Facility. Subsequently, the Company and Westar also initiated discussions with an ad hoc committee comprised of holders of a majority, in aggregate amount, of the outstanding Subordinated Notes. The Company also initiated discussions with the landlords of its office and manufacturing facilities to consolidate space and significantly reduce its rental obligations. As a result of these discussions, the Company has entered various lease agreements and lease modifications or terminations with its landlords and has reached agreements in principle with Westar, its lead bank lender and the adhoc committee for an overall financial restructuring of the Company (the "Restructuring").

     The Company plans to effectuate the Restructuring either by means of an out-of-court transaction or a prepackaged Chapter 11 bankruptcy filing. The agreements in principle are subject to definitive documentation and approval by the entire bank group, the holders of Subordinated Notes and Westar. However, no assurance can be given that the Restructuring will be completed or as to the actual terms thereof.

     If the Restructuring cannot be effectuated through an out-of-court transaction before the end of calendar year 2001, the Company intends to file a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code. However, the Company cannot ensure that it will be able to effect the Restructuring pursuant to a prepackaged plan of reorganization. If the Company does not receive sufficient acceptances to seek confirmation of the prepackaged plan or if the Bankruptcy Court does not confirm the prepackaged plan, the Company may be forced to consider other alternatives. These may include implementation of an alternative restructuring plan outside of bankruptcy, or the commencement or continuation of a Chapter 11 case without a pre-approved plan of reorganization.

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

     If the restructuring is consummated it will be accounted for in accordance with the Financial Accounting Standards Board's Statement No. 15 "Troubled Debt Restructuring." Included in current assets on the balance sheet is approximately $2.9 million of costs incurred to date by the Company related to the Restructuring. These costs will reduce the extraordinary gain on extinguishment of debt in conjunction with the proposed Restructuring. In the event the Restructuring is not completed, these items will be expensed.

     The Company operates within a single reportable segment: the manufacture and sale of injection molded consumer plastic products. These products are produced primarily for the pet care, hardware, sports and leisure markets, principally in the United States. The Company's fiscal year is a 52/53-week operating cycle that ends on the Saturday nearest the end of the reporting period. Fiscal 2002 represents a 52-week operating cycle ending June 29, 2002.


NOTE 2. ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company has elected to adopt early the new rules on accounting for goodwill and other intangible assets beginning in this first quarter of fiscal 2002. The Company will perform the first round of the required tests of goodwill and indefinite lived intangible assets within the six month period following adoption in accordance with the new rules.

    The Statement of Operations for the three months ended September 30, 2000, adjusted to exclude amortization expense recognized in that period related to goodwill, is as follows:

                             STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2000
                                   (unaudited)

                                                                        Adjustment to
                                                                          eliminate
                                                                          goodwill
                 (in thousands)                        As Reported      amortization       Adjusted
                                                       -----------      -------------      --------
Net sales ........................................     $    41,238                         $ 41,238
Cost of goods sold ...............................          29,838                           29,838
                                                       -----------                         --------
Gross profit .....................................          11,400                           11,400
Selling, general and administrative expense ......          10,702               (453)       10,249
                                                       -----------                         --------
Operating Income .................................             698                            1,151
Other (income) expense:
     Net interest expense ........................           5,796                            5,796
     Other, net ..................................             (69)                             (69)
                                                       -----------                         --------
Net loss .........................................          (5,029)                          (4,576)


Preferred stock dividends ........................             463                              463
                                                       -----------                         --------
Net loss attributable to common shareholders .....     $    (5,492)                        $ (5,039)
                                                       ===========                         ========


NOTE 3. MERGER

    On September 19, 1997, Doskocil acquired Dogloo, Inc. pursuant to the merger (the "Merger"), wherein 1,400,603 of the Company's common shares were exchanged for Dogloo equity in the approximate amount of $21.2 million and Dogloo was merged with and into Doskocil. An investor group (the "Investor Group") consisting of various Westar Capital entities and certain of their affiliates, including Westar Capital L.P., a California limited partnership ("Westar LP"), Westar Capital II, L.L.C., a Delaware limited liability company ("Westar LLC") and HBI Financial, Inc., a Washington corporation ("HBI") (collectively, "Westar") controls the Company.

    The Merger was accounted for as a purchase transaction under generally accepted accounting principles and, accordingly, the purchase price was allocated on the basis of the estimated fair value of the assets acquired. This purchase price allocation resulted in goodwill of approximately $57.3 million that was amortized on the straight-line basis over 30 years until July 1, 2001. (See Note 2. Accounting Standards)

    Concurrent with the consummation of the Merger, the Company issued 10 1/8% Senior Subordinated Notes (the "Notes") due September 15, 2007, in the aggregate principal amount of $85.0 million. The Notes were exchanged for registered Notes (the "Subordinated Notes") pursuant to the Offer to Exchange, dated February 23, 1998, effective as of March 30, 1998. Discounts and commissions aggregated 3% of the face amount of the Subordinated Notes and net proceeds to the Company were $82.5 million. Interest on the Notes was, and on the Subordinated Notes is, payable semi-annually on March 15 and September 15 of each year commencing on March 15, 1998. The Subordinated Notes are a general, unsecured obligation of the Company, subordinated in right of payment to all senior debt of the Company. The Subordinated Notes are subject to certain optional redemptions at declining premiums beginning in 2002 and continuing through 2005. The Subordinated Notes limit among other things dividends, incurrance of additional indebtedness and other restricted payments, as defined, and contain cross acceleration provisions with the Company's senior indebtedness. Debt issuance costs of $5.8 million are being amortized over the term of the Subordinated Notes and the Credit Facility.


NOTE 4. INVENTORIES

Inventories consist of the following:

                                                                    September 29,     June 30,
       (in thousands)                                                   2001            2001
                                                                    -------------     --------
Finished goods ................................................     $       9,577     $  7,383
Work-in-process ...............................................               991        1,090
Raw  materials ................................................             7,564        7,082
                                                                    -------------     --------
    Net inventories ...........................................     $      18,132     $ 15,555
                                                                    =============     ========


NOTE 5. LONG TERM DEBT

Total long-term debt consists of the following:

                                                                    September 29,     June 30,
                       (in thousands)                                   2001            2001
                                                                    -------------     --------
Credit Facility Borrowings:
    Variable secured notes (term loan Tranche A), due 2003 ....     $      28,750     $ 28,750
    Variable secured notes (term loan Tranche B), due 2004 ....            34,011       34,011
    Revolving credit facility, due 2003 .......................            18,328       18,328
    Additional credit facility, due 2001 ......................            10,000       10,000
Senior subordinated notes:
    Non-convertible 10 1/8% notes, due 2007 ...................            85,000       85,000
Capital leases ................................................               712          804
                                                                    -------------     --------
        Total .................................................           176,801      176,893
    Less: Current maturities ..................................           176,459      176,456
                                                                    -------------     --------
        Total long-term debt ..................................     $         342     $    437
                                                                    =============     ========

     The Company's ability to meet its financial covenant requirements under the Credit Facility and the Additional Credit Facility (as such terms are defined below) and its debt amortization requirements under the Term Loan Facility (as defined below) has been significantly impaired as a result of the difficulties experienced since September 1997 (see Note 1 to the financial statements). The Company is negotiating an overall financial Restructuring (as described in Note 1 to the financial statements).

    Due to the uncertainties discussed in Note 1 to the financial statements, the Company has classified all indebtedness under the Credit Facility, the Additional Credit Facility and the Subordinated Notes as a current liability on its balance sheet.

    Credit Facilities. Concurrent with the consummation of the Merger, the Company entered a credit facility (the "Credit Facility") with a syndicate of lending institutions party thereto (the "Lenders"), which agreement provides for an aggregate principal amount of loans of up to $110 million. Loans under the Credit Facility consist of $82.5 million in aggregate principal amount of term loans (the "Term Loan Facility"), which facility includes a $45.0 million Tranche A term loan sub-facility ("Tranche A"), a $37.5 million Tranche B term loan sub-facility ("Tranche B"), and a $27.5 million revolving credit facility

(the "Revolving Credit Facility"), which has been reduced to $24.7 million. As of September 29, 2001, the principle amount outstanding on Tranche A was $28.8 million, on Tranche B was $34.0 million and $18.3 million on the Revolving Credit Facility. At this time, there are no additional funds available under the Revolving Credit Facility due to the financial covenant defaults. The Credit Facility contains restrictions, which, among other things, limit additional indebtedness, liens, and sale of assets and business combinations. All of the Company's assets are pledged as collateral.

    Indebtedness under the Term Loan Facility and the Revolving Credit Facility bears interest at a rate based upon the Alternate Base Rate (as defined in the Credit Facility) plus 2.0% with respect to the Tranche A term loan facility and the Revolving Credit Facility or plus 2.5% with respect to the Tranche B term loan facility. Interest rates at September 29, 2001 were 8.0%, 8.5%, and 8.0% on Tranche A and Tranche B term loans and the revolver, respectively.

     Additional Credit Facility; Guarantee. On August 12, 1999, the Company entered into an amendment to the Credit Facility (the "Third Amendment") to permit, among other things, the Company to enter into an additional credit facility (the "Additional Credit Facility") with Bank of America, N.A. (the "Additional Lender"). The Additional Credit Facility is a senior revolving credit facility. Amounts outstanding under the Additional Credit Facility are secured by liens on certain equipment and other property of the Company that is junior in lien priority to the lien securing the Company's existing Credit Facility. The financial covenants in the Company's existing Credit Facility are incorporated by reference into the Additional Credit Facility. Base rate advances bear interest at a per annum interest rate equal to the higher of (a) the sum of (i) 0.50% plus (ii) the federal funds rate on the applicable day plus
(iii) an applicable base rate margin or (b) the sum of (i) the prime rate on such date plus (ii) an applicable base rate margin. The effective interest rate for the Additional Credit Facility at September 29, 2001 was 8.0%.

    In order to induce the Additional Lender to provide the Additional Credit Facility, the Westar Capital LP and the Westar Capital II LLC (together, the "Westar Funds") entered into a Continuing Guaranty, dated as of August 12, 1999 (the "Guaranty"), and a Pledge Agreement, dated as of August 12, 1999 (the "Pledge Agreement"), pursuant to which, from time to time in the discretion of the Westar Funds, the Westar Funds may guarantee loans made by the Additional Lender under the Additional Credit Facility and pursuant to which Westar Capital II LLC has pledged $5 million to secure its obligations under the Guaranty. In addition, Twelve D Limited ("TDL"), a limited partnership controlled by Benjamin
L. Doskocil, Sr., one of the Company's directors, entered into a Reimbursement Agreement, dated as of August 12, 1999 (the "Reimbursement Agreement"), with the Westar Funds pursuant to which TDL has agreed to reimburse the Westar Funds for payments made pursuant to the Guaranty and the related pledge arrangements under the Pledge Agreement in an amount proportional to its equity interests in the Company.

    In connection with certain amendments to the Additional Credit Facility, on October 12, 1999, the maximum amount under the Guaranty and Reimbursement Agreement was increased to $15.0 million and was extended to September 30, 2000, and the Pledge Agreement was revised to, among other things, require Westar Capital II LLC to pledge additional collateral to the Additional Lender in the event that loans under the Additional Credit Facility exceed $10.0 million. In September 2000, the Additional Credit Facility was amended to extend its term to September 28, 2001. Neither the Company, nor the Westar Funds as Guarantor, have made the scheduled repayment of principle that was due on September 28, 2001, thereby constituting default under the Credit Facility and Additional Credit Facility.

    Support Agreement. On June 30, 2000, the Lenders and the Company amended the Credit Facility for the fifth time (the "Fifth Amendment"). In conjunction with the Fifth Amendment, the Westar Funds entered into a Support Agreement, dated June 30, 2000, with the Company and Bank of America, N.A., as administrative agent for certain lenders named therein (the "Support Agreement"). The Westar Funds agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount that would meet the minimum EBITDA covenant of the Credit Facility that is applicable as of June 30, 2000. The Westar Funds also agreed to jointly and severally provide capital to the Company pursuant to the Support Agreement in an amount necessary, when added to EBITDA, to make EBITDA greater than the sum of the maintenance capital expenditures plus scheduled payments of principal on indebtedness for borrowed money and capital leases plus payments of cash interest of the previous nine months ended June 30, 2000 and the previous twelve months ending on September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001. All capital contributions made under the Support Agreement will be included in EBITDA for purposes of calculating certain financial covenants in the Credit Facility as further provided in the Fifth Amendment.

    Based on the Company's interpretation of the Support Agreement, the Westar Funds were obligated to make a $5.8 million capital infusion on or before May 30, 2001. Such amount reflects the election of the Westar Funds not to make a $4.6 million capital infusion required under the Support Agreement to be made by the Westar Funds on or prior to February 28, 2001. If the Westar Funds had made the $4.6 million capital infusion on or before February 28, 2001, based on the Company's interpretation of the Support Agreement, the Westar Funds would have been obligated to make a $1.2 million capital infusion on or prior to May 30, 2001. Therefore, as of September 29, 2001, the amount payable by the Westar Funds under the Support Agreement totaled $5.8 million. The election of the Westar Funds to not make these payments under the Support Agreement constitutes default under the Credit Facility and Additional Credit Facility.


NOTE 6. INCOME TAXES

    The effective tax rate for the three months ended September 29, 2001 was 0.0% due to the Company's net operating loss carryforward position. A valuation allowance has been recorded for the entire amount of the net deferred tax asset as management does not believe it is more likely than not the deferred tax asset will be realized in future years.


NOTE 7. CONTINGENCIES AND COMMITMENTS

    Various claims and lawsuits are pending against the Company. In the opinion of the Company's management, the potential loss on all claims will not be material to the Company's financial position or results of operations.

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

    At September 29, 2001, contract commitments for capital expenditures for property, plant and equipment totaled $0.5 million, which are due and payable during fiscal year 2002.

    The Company has commitments to certain members of management that require, among other things, that if the employee is terminated without cause or resigns for good reason (as defined by the commitments) the Company will continue to pay certain salaries and benefits for a fixed period of time.

NOTE 8. COMPREHENSIVE INCOME

    For the three months ended September 29, 2001 and September 30, 2000, there were no differences between comprehensive income and net income.

                      DOSKOCIL MANUFACTURING COMPANY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Doskocil Manufacturing Company, Inc. is one of the leading producers of plastic pet products in the United States. The Company manufactures and markets a broad range of pet products through multiple distribution channels. The following discussion should be read in conjunction with the financial statements and notes for the fiscal quarter ended September 29, 2001, included in this report. Additional information is contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

    This quarterly report on Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on opinion of management as well as assumptions made from information currently available to management. Such forward-looking statements typically contain words such as "anticipates" "believes" "estimates" "expects" or similar words indicating that future outcomes are uncertain. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these and similar statements are qualified by cautionary language identifying important factors, though not necessarily all such factors, which could cause future outcome to differ materially from those set forward in the forward-looking statements. In addition to the factors that may be described in this report, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements:

o  failure to fulfill customer orders on a timely basis;

o changes in consumer preferences and the ability of the Company to adequately anticipate such changes;

o difficulties or delays in developing and introducing products or failure of customers to accept product offerings;

o  the seasonal nature of the Company's operations;

o  effects of and changes in general economic and business conditions;

o actions by competitors, including new product offerings and marketing and business conditions;

o claims which might be made against the Company, including product liability claims;

o  the loss of significant suppliers or sponsors;

o  changes in business strategy or new product lines;

o the inability of the Company to meet the financial covenants applicable to the Company under its credit and debt agreements (See Notes 1 and 5 to the financial statements);

o the inability of the company to effect its proposed restructuring on favorable terms (See Note 1 to the financial statements);

o  the price and availability of raw materials used by the Company; and

o changes in economic conditions and availability of raw materials due to war or terrorist activities or threats.

    Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

OVERVIEW - FIRST QUARTER

    For the quarter, the Company significantly improved operating performance as compared with the comparable period of the prior fiscal year. The increased operating profit is due to 1) a shift in sales mix toward higher margin products, 2) increased net selling prices on existing products, and 3) lower manufacturing costs resulting from decreased plastic resin costs and improved manufacturing efficiencies.

    Net sales for the fiscal quarter exceeded the comparable period of the prior fiscal year by $.2 million or .5%. Sales of pet and sport products exceeded prior year sales while trade sales of resin were significantly below the comparable period of the prior fiscal year.

    Working capital (receivables plus inventories less accounts payable and accrued liabilities) was $20.7 million, down 20% from the comparable period of the prior fiscal year. For the three months ended September 29, 2001, capital expenditures were $0.5 million, down $.3 million from the comparable period of the prior fiscal year.


RESULTS OF OPERATIONS

    Net Sales increased to $41.4 million in the first quarter of fiscal 2001 from $41.2 million in the comparable period of the prior fiscal year, an increase of $.2 million. Net sales of pet and sport products exceeded the comparable period of the prior fiscal year by $1.6 million or 3.9%, while trade sales of resin were less than the comparable period of the prior fiscal year by $1.4 million or 70.0%. The increase in sales revenue of pet and sport products is due to 1) increased net selling prices, and 2) product mix. The decrease in trade sales of resin is due to management's decision to de-emphasize outside resin sales in favor of a focus on improved product blends and manufacturing efficiencies, which have now been attained, while adhering to consistent quality standards.

    Gross Profit for the quarter increased to $16.5 million or 40.0% of net sales compared to $11.4 million or 27.7% in the comparable period of the prior fiscal year, an increase of $5.1 million or 45.0%. The increase in gross profit is due to 1) lower customer discounts, returns and allowances, 2) a price increase that went into effect during the first calendar quarter of 2001, 3) a shift in sales mix toward higher margin products, 4) lower material costs, and
5) improved manufacturing efficiencies. Current year material cost is lower than the comparable period of the prior fiscal year primarily due to lower costs for plastic resins and the realization of improved cost efficiencies at the Company's resin manufacturing plant.

    Selling, general and administrative expenses decreased to $10.5 million in the first quarter of fiscal 2002 from $10.7 million in the comparable period of the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses decreased to 25.3% in the first quarter of fiscal 2002 from 26.0% in the comparable period of the prior fiscal year. The decrease was the result of reduced shipping costs and the change in accounting principle regarding goodwill amortization (see Note 2 to the financial statements), partially offset by an increase in accrued compensation costs, legal expenses, and bad debt expense.

    Net interest expense decreased to $4.9 million in the first quarter of fiscal 2002 from $5.7 million in the comparable period of the prior fiscal year. The decrease is primarily due to reduced amortization of debt issuance costs.

    Provision for income taxes for the three months ended September 29, 2001 was $0.0 million, due to net operating losses generated in prior periods.

    Net income for the quarter ended September 29, 2001 was $1.1 million compared to a net loss of $5.0 million for the comparable period of the prior year. The change primarily reflects the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Recent Developments. The Company is substantially indebted pursuant to the existing Credit Facilities and the Subordinated Notes. Since December 2000, the Company has incurred multiple defaults, including payment defaults and certain financial covenant defaults contained in the Credit Facility and the Additional Credit Facility (see Notes 1 and 5 to the financial statements), and these defaults continue to exist. The Company is also in default under the Indenture. Moreover, based on current forecasts, the Company believes it is unlikely that it will be in compliance with its financial or other covenants in the foreseeable future.

      In light of the foregoing, the Company initiated discussions with Westar and the lenders under the Credit Facility and the Additional Credit Facility. Subsequently, the Company and Westar also initiated discussions with an ad hoc committee comprised of holders of a majority of the Subordinated Notes. As a result of these discussions, the Company has reached agreements in principle with Westar, its lead bank lender and the ad hoc committee for the Restructuring.

    The Company plans to effectuate the Restructuring either by means of an out-of-court transaction or a prepackaged Chapter 11 bankruptcy filing. The agreements in principle are subject to definitive documentation and approval by the entire bank group, the holders of Subordinated Notes and Westar. However, no assurance can be given that the Restructuring will be completed or as to the actual terms thereof.

    Working capital (receivables plus inventories less accounts payable and accrued liabilities) was $20.7 million, down 20% from the comparable period of the prior fiscal year primarily due to decreases in inventory and receivables and an increase in accrued liabilities, partially offset by a decrease in accounts payable. For the period ended September 29, 2001, capital expenditures were $.5 million, down $.3 million from the comparable period of the prior fiscal year.

    Current assets increased $6.7 million from June 30, 2001 to September 29, 2001. This increase primarily reflects higher receivables and inventories as well as additional deferred restructuring costs, somewhat offset by lower cash and cash equivalents and other current assets.

    Current liabilities increased $4.0 million from June 30, 2001 to September 29, 2001. This increase primarily reflects an increase in accrued liabilities and accrued subordinated note interest, offset by a decrease in accounts payable.


OUTLOOK

    Sales revenue exceeded management projections in the first quarter primarily due to higher net prices for pet and sport products as compared to the corresponding period of the prior fiscal year. Consistent with the turn around in fiscal year 2001, the Company continues to provide record-level order fill rates and on-time delivery performance. In addition, management believes that the Company's emphasis on forecasting, planning, and product development will allow it to satisfy future customer needs while controlling costs. However, management believes that the terrorist attacks of September 11, 2001 and the resulting economic slow down has negatively impacted the Company's sales and backlog of customer orders for the second fiscal quarter. A sustained economic slowdown as a result of those events or other factors may have an adverse effect on future sales and operating profits.

    For the quarter, manufacturing expenses were constant while the volume of production increased as compared to the corresponding period of the prior fiscal year. This trend of improved manufacturing efficiency is expected to continue. If the financial restructuring is completed, the Company expects to realize additional cost savings. Warehousing expenses were lower as compared to the corresponding period of the prior year while outbound freight expense increased. The decrease in warehousing expense is expected to continue as the Company realizes the cost savings of finished goods inventory reduction and the related lower costs for storage and handling. The cost of outbound freight will be somewhat dependent on the impact that global events have on transportation costs and therefore may increase.

    Plastic resin costs were lower during the first quarter as compared to the corresponding period of the prior fiscal year due to excess global supply and improved manufacturing efficiencies at the Company's resin manufacturing facility. The cost of plastic resin to the Company is determined by several factors beyond it's control including 1) the cost of petroleum and petroleum by-products, 2) world-wide supply and demand, 3) transportation costs, and 4) the availability of raw materials required for the Company's resin manufacturing process. An adverse change in any one of these factors or combination of factors may significantly increase future material costs and decrease operating profits.

    Cash requirements for working capital and capital spending are expected to be higher in fiscal year 2002. In the prior fiscal year the Company was able to significantly draw down it's finished goods inventory thereby providing working capital. Although management expects to continue this trend, finished goods inventory balances are at historically low levels and will need to be replenished as goods are sold. In addition, subject to the successful completion of the financial restructuring, management plans to increase capital spending on
1) molds for existing and new products in order to maintain and increase market share, and 2) machinery required to improve manufacturing efficiencies. Restructuring costs will continue to be a drain on capital until the proposed financial restructuring is complete. Interest costs have decreased and are expected to continue at lower levels than the prior fiscal year.


COMPARISON OF QUARTERLY EBITDA

The following table summarizes the three months ended September 29, 2001 and September 30, 2000:


                                                            Three Months Ended
                                                     September 29,     September 30,
                   (in thousands)                         2001              2000
                                                     -------------     -------------
Pet products ...................................     $      35,745     $      34,315
Sporting goods .................................             5,019             4,909
Outside resin sales ............................               604             2,014
                                                     -------------     -------------
Net sales ......................................            41,368            41,238
Cost of goods sold .............................            24,835            29,838
                                                     -------------     -------------
Gross profit ...................................            16,533            11,400
Selling, general and administrative expense ....            10,476            10,702
                                                     -------------     -------------
    Operating income ...........................             6,057               698
Adjustments:
Depreciation and amortization ..................             1,985             2,965
                                                     -------------     -------------
    EBITDA .....................................     $       8,042     $       3,663
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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's interest expense is most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in these interest rates affect the interest paid on the Company's debt. All of the Company's debt is U.S. dollar denominated and therefore, the Company does not have any exposure to foreign currency denominated debt. The Company invoices certain international customers in Euros and Deutschmarks. This may present some risk due to exchange rate fluctuations in the future; however, at September 29, 2001 the Company had no significant accounts receivable denominated in foreign currency.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Notes to Financial Statements - Note 7, which is incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Notes to Financial Statements - Notes 1 and 5, which are incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    None

(b) Reports on Forms 8-K:

    1. Current report on forms 8-K dated September 24, 2001, reporting matters under Item 5 thereof.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DOSKOCIL MANUFACTURING COMPANY, INC
                                      (Registrant)

    Date:  November 13, 2001          /s/ Larry E. Rembold
                                      --------------------
                                      Larry E. Rembold,
                                      President and Chief Executive Officer

    Date:  November 13, 2001          /s/ Susan M. Richman
                                      --------------------
                                      Susan M. Richman,
                                      Vice President and Chief Financial Officer